Form 10QSB
period 2006-07-31
PointStar Entertainment Corp.
filed 2006-09-08
CIK 1365784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended July 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to ______________

                        Commission File Number 333-134990


                          POINTSTAR ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)


         Nevada                                                  98-0494003
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Loft Office Building 3, Suite # 104, P.O. Box 500449 Dubai, United Arab Emirates
               (Address of principal executive offices) (Zip Code)


     Registrant's telephone number, including area code: 011-971-4-367-1342

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of September 5, 2006: 4,000,000

Authorized share capital of the registrant: 25,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended July 31, 2006.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                                                  Page Number
                                                                  -----------

Balance Sheets......................................................   3

Statements of Operations............................................   4

Statement of Stockholder's Equity...................................   5

Statements of Cash Flows............................................   6

Notes to the Financial Statements...................................   7

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                         July 31, 2006      April 30, 2006
                                                         -------------      --------------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  2,744           $ 10,923
                                                            --------           --------
      Total current assets                                     2,744             10,923

Total assets                                                $  2,744           $ 10,923
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $  1,149           $     --
                                                            --------           --------

      Total liabilities                                        1,149                 --
                                                            --------           --------
Stockholders' equity (Note 4, 5)
  Authorized:
    25,000,000 common shares
    25,000,000 preferred shares
    Par value $0.001
  Issued and outstanding:
    4,000,000 common shares                                    4,000              4,000
  Additional paid-in capital                                  11,000             11,000
  Deficit accumulated during the development stage           (13,405)            (4,077)
                                                            --------           --------
      Total stockholders' equity                               1,595             10,923
                                                            --------           --------

Total liabilities and stockholders' equity                  $  2,744           $ 10,923
                                                            ========           ========

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                  Cumulative
                                                                 Amounts From
                                                                   Date of
                                                               Incorporation on
                                            3 Months Ended      March 8 2006 to
                                             July 31, 2006       July 31, 2006
                                             -------------       -------------

REVENUE                                       $        --         $        --
                                              -----------         -----------

OPERATING EXPENSES
  General & Administrative                            464               2,683
  Legal and Accounting Fees                         8,200               8,200
  Organization                                         --               1,858
  Website                                             664                 664
                                              -----------         -----------

Loss before income taxes                           (9,328)            (13,405)

Provision for income taxes                             --                  --
                                              -----------         -----------

Net loss                                      $    (9,328)        $   (13,405)
                                              ===========         ===========
Basic and diluted loss per Common share (1)

Weighted average number of common shares
 outstanding (Note 4)                           4,000,000
                                              ===========

----------
(1) Less than $0.01


   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Deficit
                                                                            Accumulated
                                          Common Stock        Additional     During the       Total
                                       -------------------      Paid in     Development   Stockholders'
                                       Shares       Amount      Capital        Stage         Equity
                                       ------       ------      -------        -----         ------
Inception, March 8, 2006                    --      $   --      $    --      $     --       $     --

Initial capitalization
  Sale of common stock               4,000,000       4,000       11,000                       15,000

Net loss for the year                       --          --           --        (4,077)        (4,077)
                                     ---------      ------      -------      --------       --------
Balance April 30, 2006               4,000,000       4,000       11,000        (4,077)        10,923

Net loss for the 3 months ended
July 31, 2006                               --          --           --        (9,328)        (9,328)
                                     ---------      ------      -------      --------       --------
Balance July 31, 2006                4,000,000      $4,000      $11,000      $(13,405)      $  1,595
                                     =========      ======      =======      ========       ========

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                              Amounts From
                                                                                Date of
                                                                            Incorporation on
                                                          3 Months Ended    March 8, 2006 to
                                                          July 31, 2006      July 31, 2006
                                                          -------------      -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $ (9,328)          $(13,405)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Increase in accounts payable                               1,149              1,149
                                                             --------           --------

Net cash used in operating activities                          (8,179)           (12,256)
                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             15,000
                                                             --------           --------

Net cash provided by financing activities                          --             15,000
                                                             --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES                            --                 --
                                                             --------           --------

Change in cash during the period                               (8,179)             2,744


Cash, beginning of the period                                  10,923                 --
                                                             --------           --------

Cash, end of the period                                      $  2,744           $  2,744
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  July 31, 2006


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. Management is planning to conduct a registered offering of the Company's common stock, and if successful, start an ethnic and cultural interest video and television programming distribution business over the internet.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at July 31, 2006 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a April 30 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  July 31, 2006


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  July 31, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to July 31, 2006 of $13,405. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Board.

ISSUED AND OUTSTANDING

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000. See Note 5.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  July 31, 2006


NOTE 5. (CONTINUED)

business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of April 30, 2006, the Company has a net operating loss carryforward of approximately $2,200, which will expire 20 years from the date the loss was incurred. The Company has also additionally incurred an interim loss of $9,328 for the three months ended July 31, 2006.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Pointstar Entertainment Corp. (referred to in this prospectus as "Pointstar", "us", "we" and "our") was incorporated on March 8, 2006, in the State of Nevada. Pointstar' principal executive offices are located at Loft Office Building 3, Suite # 104,P.O. Box 500449, Dubai, United Arab Emirates. Our telephone number is 011-971-4-367-1342.

We are a development stage company. We have commenced very limited operations and we currently have no business revenue and no significant assets. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

On June 30, 2006 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a minimum of 500,000 common shares and a maximum of 700,000 shares at a price of $0.10 per share. Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. At present, we have not accepted any subscriptions under the offering, and our common shares are not posted for trading or listed on any exchange. All of our 4,000,000 outstanding common shares are currently held by our officers and directors.

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Pointstar has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we have been in the process of establishing ourselves as a company that seeks to obtain distribution rights for television programming and movies from film studios, television network companies, and independent production houses. We plan to focus on securing distribution rights for ethnic and special interest programming and movies. This would include special interest programming from smaller studios in North America and Europe and programming for Arabic, Hindi or Asian ethnic communities. We would then distribute these movies and programs to digital television and pay per view service providers, who in turn distribute their programming offerings over Internet networks to their own subscribers.

We will either obtain these programs and movies in digital format suitable for storage on computers and transmission over the internet. If we are not able to obtain the programs and movies in an appropriate format, we will undertake this task with our own equipment. We will then store this media on a computer storage network. We plan to rent space on a third party shared storage network located in a data center (a data center is a facility that is equipped to host a large number of computers) which would be connected to the Internet. When a subscriber requests a video rental from their respective service provider, the service provider would contact our authentication and billing server, which authenticates the request, and authorizes the storage network server to deliver the appropriate video. The video server would then stream the program back to the service provider, who in turn will deliver it to their subscriber. This event is logged for revenue and billing purposes. We will then earn revenue for our company from the service provider as either a fixed charge for each video provided or a percentage of the total revenue ultimately paid by the subscribe

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on June 13, 2006.

As of the date hereof, we have not accepted any subscriptions under our registered offering and as such, have not yet proceeded with our Plan of Operation as set out in our prospectus.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

During the first stages of Pointstar' growth the officers and directors will provide all the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for all labor required to procure and market our product for at least the first year of operations. Management has no intention of hiring any employees during the first year of operations.

How long Pointstar will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve (12) months depends on how quickly our company can generate revenue and how much revenue can be generated. At the present time we only have funds available to maintain the company for 3-4 months. However, should we raise the entire $70,000 we are seeking from our Offering, management is of the opinion that no further funds need be required for the operation of Pointstar' business for the twelve month period following completion. If we fail to raise any portion of the $70,000, then we may have to find other methods to raise additional funds. At this time, there are no anticipated sources of additional funds in place. We are confident we can meet our financial obligations and pursue our plan of operations if we can either raise the minimum additional funding through this Offering, or begin collecting revenues from operations within the next six months of this prospectus becoming effective.

There are also no plans or expectations to purchase or sell any significant equipment in the first year of operations.

During the first year of operations, we will concentrate our efforts exclusively on locations within Western Canada. At present, we have no plans to move outside of Canada.

We currently do not have the $70,000 needed to conduct operations, procure content, develop our website, or market our product, nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through this Offering.

MILESTONES

Once the Offering is closed, we plan to complete the design and construction of a comprehensive information website and customer portal. The customer portal will allow direct customer access for the selection of programming and movies. We have already registered several domain names for use in our business.

We plan to use the domain http://www.PointStarCorp.com initially. We have already made arrangements for web and email hosting at a nominal cost. We have also acquired telephone and fax service. Our preliminary web site has been completed for $400. A more professional web site will be developed after securing financing and should be completed by within 2 months of completion of
financing.          The         domains          http://www.PointStarOnline.com,
http://www.PointStarHome.com and http://www.PointStarLive.com will be used as the customer portal when completed.

Development of our marketing and promotion materials has begun. Our marketing package will include development of a company logo. The information brochures and bulletins should be ready for our promotional use within the first 2 months after the financing is completed.

We expect that we would have negotiated an agreement with a video storage and streaming partner with two months from the completion of financing. We expect that we will have a test system completed after 8 months and a fully commercial system operational by month 10. We anticipate being able to generate revenue before the end of the 12 month period. Whether we are successful in raising the minimum or maximum under our Offering will impact our marketing, sale and advertising effort. This will directly impact the number of customers and the cost of video streaming.

Our President, Mr. Alimohamed will begin to secure programming and movie content from content owners by the third month. He will focus initially on content (such as movies) from the Arab-speaking world and from India.

We anticipate that we will spend  $4,000-$6,000 on travel. We have also budgeted
$4,000-$5,000  for  advertising  in  industry   publications  aimed  at  content
providers if we are to raise median and maximum levels of financing.

We plan to spend $5,000 to $20,000 on advertising our service, depending on the level of financing raised under our Offering. Advertising will start in month 10 concurrent with the launch of service.

Expenditures

The following chart provides an overview of our budgeted expenditures, by significant area of activity, for Pointstar to begin operations upon completion of the Offering. In the following chart, the left column, totaling $50,000, is the minimum funds required for Pointstar to remain operational for the twelve months following the Offering. The right column, totaling $70,000, is our budget for the twelve month period if we are able to raise the maximum Offering. All costs leading up to the completion of the Offering will be funded by our Officers and Directors through the sale of common shares to date and shareholder loans if further funds are required.

                                        Minimum          Median         Maximum
                                        -------          ------         -------
Legal/Accounting                      $ 8,000.00      $ 8,000.00      $ 8,000.00
Transfer Agent                          2,000.00        2,000.00        2,000.00
Marketing and Corporate Collateral      4,000.00        4,000.00        4,000.00
Website Development                     2,000.00        2,000.00        2,000.00
Travel                                  3,500.00        3,500.00        5,500.00
Telephone and Web Hosting               2,000.00        2,000.00        2,000.00
Authentication and Billing Server       2,000.00        2,000.00        2,000.00
Video storage and streaming cost        4,000.00        4,000.00        6,000.00
Authentication and Billing Software
Development                            10,000.00       10,000.00       10,000.00
Advertising (content providers)                -        3,000.00        5,000.00
Advertising (Service Providers)         5,000.00       12,000.00       15,000.00
Office Equipment                        2,000.00        2,000.00        2,000.00
Office Supplies                         1,750.00        1,750.00        1,750.00
Miscellaneous Administrative cost       1,750.00        1,750.00        1,750.00
Shipping                                2,000.00        2,000.00        3,000.00
                                      ----------      ----------      ----------
Total                                 $50,000.00      $60,000.00      $70,000.00
                                      ==========      ==========      ==========

The above expenditure items are defined as follows:

LEGAL/ACCOUNTING:   This  expenditure  item  refers  to  the  normal  legal  and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents.

MARKETING AND CORPORATE COLLATERAL: This include the design of logo, letterhead, stationeries, brochures in both electronic and printed formats, power point presentation and a polished corporate web site will be completed within the first 2 months after the financing is completed. We estimate that it will cost a minimum of $4,000 to produce.

WEBSITE DEVELOPMENT: This will includes our own corporate website and the development of the customer portal on the website. This will enable the customer to interact with the site and order programming directly over the internet. We are planning to customize the interface to provide for a brand name for the different service providers. Larger service providers will likely build their own custom interface and will connect to our side via APIs (Application Programmable Interfaces). This will be completed by the launch of the service. Depending on the level of financing, the complexity, functionality and usability of the interface can be refined.

TRAVEL: This expenditure includes travel costs incurred promoting our service to content owners.

TELEPHONE AND WEB HOSTING: This is the cost of hosting our email and corporate web site as well as our telephone and fax expenses.

AUTHENTICATION AND BILLING SERVER: This server will host the Authentication and billing Software that authenticates users and keeps track of billings. It also includes a database that stores information related to the programming, service providers, accounting and billing information. This server will also host the customer portal software.

VIDEO STORAGE AND STREAMING COST: We are aware of several companies that provide video storage and streaming. We intend to enter into an agreement with one of these companies to store and stream the video programming to our customers. We have budgeted between $4,000-$6,000 for this item. The variance is due to the increased traffic cost associated with increasing number of service provider customers that would materialize with increased advertising expenditure.

AUTHENTICATION AND BILLING SOFTWARE DEVELOPMENT: This software will reside on the authentication and billing server. It will store all the client's information and those of the video programming and their locations. It will authenticate the service provider and instruct the Video storage and streaming partner to deliver the programming to the desired audience.

ADVERTISING (CONTENT PROVIDERS): If we raise at least the median amount, we plan on advertising in publications targeting content providers.

ADVERTISING (SERVICE PROVIDERS): Depending on the amount of money raised, we will be spending between $12,000 to $15,000 on advertising targeted at service providers and to highlight our brand name. The advertising will be in publications targeting the service provider markets.

OFFICE EQUIPMENT: This include the purchase of one laptop and associated S/W, a printer, two filing cabinets and a storage unit for the DVDs from the content providers.

OFFICE SUPPLIES: This include stationary, printer cartridges, folders, and other office supplies.

MISCELLANEOUS ADMINISTRATIVE COST: This expense refers to any miscellaneous costs that have not been otherwise listed, such as bank service charges.

SHIPPING: Represents expense for shipping content, most of which will be overseas. We expect to spend more money on shipping if we raise the higher sum since this will mean more content providers. This also cover shipping cost of information packages to the different content providers.

IF THE MINIMUM OFFERING IS SOLD: we will still be able to execute our business plan. However, we will have less money to spend on advertising.

IF THE MEDIAN OFFERING IS SOLD: We will be able to spend more money on advertising. We believe this will yield a higher number of customers.

IF THE MAXIMUM OFFERING IS SOLD: We will be able to spend more money on advertising, which may attract a higher number of customers. We believe that this sum will enable us to effectively execute on our business plan.

As previously noted, we have raised $15,000 from the sale of stock to affiliates, officers and directors. To date we have paid $13,405 for our incorporation and operating expenses. At July 31, 2006 we have $2,744 of cash. We have paid all of the expenses associated with the completion of our registration statement. Should we raise the entire $70,000 we are seeking from our Offering, and should we be able to generate minimal revenue within this twelve-month period, management is of the opinion that no further funds need be required for the operation of Pointstar' business for the twelve month period following the completion of the Offering. Our budgeted expenditures for the next twelve months is $50,000 if the minimum amount is raised and $70,000 if we raise the maximum. If we fail to raise at least the minimum amount we will have to find other methods to raise additional funds. At this time, there are no anticipated sources of additional funds in place.

We are confident we can meet our financial obligations and pursue our plan of operations if we can raise the minimum amount of funding as contemplated by our Offering, and begin collecting revenue from operations within the first 10 months of this prospectus becoming effective.

MANAGEMENT DISCUSSION AND ANALYSIS

At July 31, 2006, we had working capital of $1,595, compared to working capital of $10,923 at April 30, 2006. At July 31, 2006, our total assets consisted solely of cash, as did total assets at April 30, 2006.

At July 31, 2006, our total current liabilities, all accounts payable, increased to $1,149 from $nil at April 30, 2006.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

RESULTS OF OPERATIONS

Our company posted losses of $9,328 for the first quarter ended July 31, 2006. Comparisons are not meaningful in this case as our company was incorporated on March 8, 2006. From inception to July 31, 2006 we have incurred losses of $13,405. The principal component of our 2006 first quarter losses was professional fees of $8,200 for our offering, office and administration expenses of $464 and website expenses of $664.

As of the date of this report, our net cash balance is approximately $1,200. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our corporate existence for the next 3-4 months, if we cannot complete our registered offering. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

    Exhibit
    Number                              Description
    ------                              -----------
     3.1      Articles of Incorporation*
     3.2      By-laws*
     31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
     31.2     Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
     32.1     Certification  Pursuant  to 18 U.S.C.  ss.1350,  Section 906
     32.2     Certification  Pursuant  to 18 U.S.C.  ss. 1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-134990

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of September, 2006.

                               POINTSTAR ENTERTAINMENT CORP.


Date: September 6, 2006        By: /s/ Altaf Alimohamed
                                  ----------------------------------------------
                               Name:  Altaf Alimohamed
                               Title: President/CEO, principal executive officer



Date September 6, 2006         By: /s/ Rafeh Hulays
                                  ----------------------------------------------
                               Name:  Rafeh Hulays
                               Title: Chief Financial Officer, principal
                                      financial officer