Form 10QSB
period 2006-10-31
PointStar Entertainment Corp.
filed 2006-11-30
CIK 1365784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2006

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

Number of shares outstanding of the registrant's class of common stock as of November 20, 2006: 4,500,000

Authorized share capital of the registrant: 25,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended October 31, 2006.

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                                                     Page Number
                                                                     -----------


     Balance Sheets...............................................        3

     Statements of Operations.....................................        4

     Statement of Stockholder's Equity............................        5

     Statements of Cash Flows.....................................        6

     Notes to the Financial Statements............................        7

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                October 31,         April 30,
                                                                   2006               2006
                                                                 --------           --------
                                                               (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                         $    332           $ 10,923
                                                                 --------           --------

      Total current assets                                            332             10,923
                                                                 --------           --------

Total assets                                                     $    332           $ 10,923
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities
  Accounts payable                                               $    700           $     --
                                                                 --------           --------

      Total liabilities                                               700                 --
                                                                 --------           --------

Stockholders' equity (Note 4, 5)
  Authorized:
  25,000,000 common shares
  25,000,000 preferred shares
  Par value $0.001

  Issued and outstanding:
  4,000,000 common shares                                           4,000              4,000
  Additional paid-in capital                                       11,000             11,000
  Deficit accumulated during the development stage                (15,368)            (4,077)
                                                                 --------           --------

      Total stockholders' (deficiency) equity                        (368)            10,923
                                                                 --------           --------

Total liabilities and stockholders' (deficiency) equity          $    332           $ 10,923
                                                                 ========           ========

SEE NOTE 9. SUBSEQUENT EVENT

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   Cumulative
                                                                  Amounts From
                                                                    Date of
                                                                  Incorporation
                                             6 Months           on March 8, 2006
                                              Ended                    to
                                            October 31,            October 31,
                                               2006                   2006
                                            -----------            -----------

REVENUE                                     $        --            $        --
                                            -----------            -----------
OPERATING EXPENSES
  General & Administrative                          688                  2,907
  Legal and Accounting Fees                       9,982                  9,982
  Organization                                       --                  1,858
  Website                                           621                    621
                                            -----------            -----------

Loss before income taxes                        (11,291)               (15,368)

Provision for income taxes                           --                     --
                                            -----------            -----------

Net loss                                    $   (11,291)           $   (15,368)
                                            ===========            ===========
Basic and diluted loss per
 common share (1)

Weighted average number of common
 shares outstanding (Note 4)                  4,000,000
                                            ===========

----------
(1) less than $0.01


SEE NOTE 9. SUBSEQUENT EVENT

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                Deficit
                                                                              Accumulated
                                           Common Stock        Additional     During the         Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, March 8, 2006                   --       $   --       $    --       $     --         $     --

Initial capitalization
  Sale of common stock              4,000,000        4,000        11,000         15,000

Net loss for the year                      --           --            --         (4,077)          (4,077)
                                    ---------       ------       -------       --------         --------
Balance April 30, 2006              4,000,000        4,000        11,000         (4,077)          10,923

Net loss for the 6 months ended
 October 31, 2006                          --           --            --        (11,291)         (11,291)
                                    ---------       ------       -------       --------         --------

Balance October 31, 2006            4,000,000       $4,000       $11,000       $(15,368)        $   (368)
                                    =========       ======       =======       ========         ========

SEE NOTE 9. SUBSEQUENT EVENT


   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                              Amounts From
                                                                                Date of
                                                                              Incorporation
                                                             6 Months       on March 8, 2006
                                                              Ended                to
                                                            October 31,        October 31,
                                                               2006               2006
                                                             --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(11,291)          $(15,368)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Increase in accounts payable                                 700                700
                                                             --------           --------

Net cash used in operating activities                         (10,591)           (14,668)
                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             15,000
                                                             --------           --------

Net cash provided by financing activities                          --             15,000
                                                             --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES                            --                 --
                                                             --------           --------

Change in cash during the period                              (10,591)               332

Cash, beginning of the period                                  10,923                 --
                                                             --------           --------

Cash, end of the period                                      $    332           $    332
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                October 31, 2006


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. Management is planning to conduct a registered offering of the Company's common stock, and if successful, start an ethnic and cultural interest video and television programming distribution business over the internet. See Note 9.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at October 31, 2006 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a April 30 year end.

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

                                October 31, 2006


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

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                October 31, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2006 of $15,368. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts. See
Note 9.

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

ISSUED AND OUTSTANDING

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000. See Note 5 & Note 9.

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

                                October 31, 2006


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

NOTE 7. NET OPERATING LOSSES

As of April 30, 2006, the Company has a net operating loss carryforward of approximately $2,200, which will expire 20 years from the date the loss was incurred. The Company has also additionally incurred an interim loss of $11,291 for the six months ended October 31, 2006.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 9. SUBSEQUENT EVENT

On November 7, 2006 the Company accepted subscriptions for 500,000 common shares, or an aggregate of $50,000, from 40 investors under its registered offering.

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

On June 30, 2006 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a minimum of 500,000 common shares and a maximum of 700,000 shares at a price of $0.10 per share. Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On November 7, 2006 we accepted subscriptions from 40 investors for 500,000 common shares or $50,000. While this represents the minimum under our offering, it is sufficient for our company to implement our business plan. We plan to continue our efforts to raise the balance of $20,000 and will commence with the implementation of our business plan effective immediately. Of the 4,500,000 common shares outstanding at present, 4,000,000 shares are held by our officers and directors.

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

During the first stages of Pointstar' growth the officers and directors will provide all the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for all labor required to procure and market our product for at least the first year of operations. Management has no intention of hiring any employees during the first year of operations, and we will concentrate our efforts exclusively on locations within Western Canada.

MILESTONES

We are proceeding with the completion of the design and construction of a comprehensive information website and customer portal. The customer portal will allow direct customer access for the selection of programming and movies. We have already registered several domain names for use in our business. We plan to use the domain http://www.PointStarCorp.com initially. We will improve our existing website within the next 2 months. The domains
http://www.PointStarOnline.com,         http://www.PointStarHome.com         and
http://www.PointStarLive.com will be used as the customer portal when completed.

Our information brochures and bulletins should also be ready for our promotional use within the next 2 months.

We are currently seeking an agreement with a video storage and streaming partner. We expect that we will have a test system completed in 8 months and a fully commercial system operational by month 10. We anticipate being able to generate revenue before the end of the next 12 month period. Because we have only reached the minimum under our Offering, there will be an impact our marketing, sale and advertising efforts if we are unsuccessful in raising the balance. This will directly impact the number of customers and the cost of video streaming. Over the next 3 months, we will also begin to secure programming and movie content from content owners, with a focus on content (such as movies) from the Arab-speaking world and from India.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures, by significant area of activity, for Pointstar to begin operations upon completion of the Offering. In the following chart, the left column, totaling $50,000, is the minimum funds required for Pointstar to remain operational for the twelve months following the Offering. The right column, totaling $70,000, is our budget for the twelve month period if we are able to raise the maximum Offering. As of the date hereof , we have raised the minimum amount and intend to proceed with the implementation of our business plan.

                                       Minimum          Median          Maximum
                                       -------          ------          -------
Legal/Accounting                     $ 8,000.00      $ 8,000.00      $ 8,000.00
Transfer Agent                         2,000.00        2,000.00        2,000.00
Marketing and Corporate Collateral     4,000.00        4,000.00        4,000.00
Website Development                    2,000.00        2,000.00        2,000.00
Travel                                 3,500.00        3,500.00        5,500.00
Telephone and Web Hosting              2,000.00        2,000.00        2,000.00
Authentication and Billing Server      2,000.00        2,000.00        2,000.00
Video storage and streaming cost       4,000.00        4,000.00        6,000.00
Authentication and Billing
 Software Development                 10,000.00       10,000.00       10,000.00
Advertising (content providers)              --        3,000.00        5,000.00
Advertising (Service Providers)        5,000.00       12,000.00       15,000.00
Office Equipment                       2,000.00        2,000.00        2,000.00
Office Supplies                        1,750.00        1,750.00        1,750.00
Miscellaneous Administrative cost      1,750.00        1,750.00        1,750.00
Shipping                               2,000.00        2,000.00        3,000.00
                                     ----------      ----------      ----------
Total                                $50,000.00      $60,000.00      $70,000.00
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

As previously noted, we have raised $15,000 from the sale of stock our officers and directors and $50,000 through our registered offering to date. To date we have paid $15,368 for our incorporation and operating expenses. As of the date hereof, we have approximately $48,300 in cash. We have paid all of the expenses associated with the completion of our registration statement and we are now in a position to pursue our plan of operations as disclosed in our SB-2. We believe our cash resources will be sufficient into the foreseeable future if we can begin to generate revenues in the next 10-11 months.

MANAGEMENT DISCUSSION AND ANALYSIS

At October 31, 2006, we had a working capital deficiency of $368, compared to working capital of $10,923 at April 30, 2006. At October 31, 2006, our total assets consisted solely of cash, as did total assets at April 30, 2006.

At October 31, 2006, our total current liabilities, all accounts payable, increased to $700 from $nil at April 30, 2006.

On November 7, 2006 our cash and working capital position improved by $48,000, as a result of the acceptance of common share subscriptions for the minimum amount under our offering to date.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

RESULTS OF OPERATIONS

Our company posted losses of $11,291 for the six months ended October 31, 2006. Comparisons are not meaningful in this case as our company was incorporated on March 8, 2006. From inception to October 31, 2006 we have incurred losses of $15,368. The principal component of our losses for the six months ended October 31, 2006 included $7,500 for professional fees and $355 for edgarizing fees related directly to the preparation and filing of our SB-2 registered offering. The balance of our expenses includes $2,480 for the preparation and filing of our 10Q's, website expenses of $621 and $335 for general and administrative costs.

As of the date of this report, our net cash balance is approximately $48,300. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our corporate existence for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 7, 2006 we accepted subscriptions from 40 offshore investors for 500,000 common shares under our registered offering. This is the minimum amount under the offering. As of the date hereof, we have only utilized $2,000 of these funds for payment for services of our escrow agent with respect to the offering, as described in our SB-2.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-134990

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November, 2006.

                               POINTSTAR ENTERTAINMENT CORP.


Date: November 29, 2006        By: /s/ Altaf Alimohamed
                                  ----------------------------------------------
                               Name:  Altaf Alimohamed
                               Title: President/CEO, principal executive officer


Date: November 29, 2006        By: /s/ Rafeh Hulays
                                  ----------------------------------------------
                               Name:  Rafeh Hulays
                               Title: Chief Financial Officer,
                                      principal financial officer