Form 10QSB
period 2007-01-31
PointStar Entertainment Corp.
filed 2007-03-15
CIK 1365784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended January 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

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

Number of shares outstanding of the registrant's class of common stock as of March 6, 2007: 4,500,000

Authorized share capital of the registrant: 25,000,000 common shares and 25,000,000 preferred shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended January 31, 2007.

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

     Statements of Operations..................................... 4

     Statement of Stockholder's Equity............................ 5

     Statements of Cash Flows..................................... 6

     Notes to the Financial Statements............................ 7

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           January 31,         April 30,
                                                                              2007               2006
                                                                            --------           --------
                                                                          (unaudited)
ASSETS

Current assets
   Cash and bank accounts                                                   $ 26,042           $ 10,923
                                                                            --------           --------

      Total current assets                                                    26,042             10,923


Property and equipment (Note 6)                                                9,837                 --
                                                                            --------           --------

Total assets                                                                $ 35,879           $ 10,923
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $    700           $     --
                                                                            --------           --------

      Total liabilities                                                          700                 --
                                                                            --------           --------

Stockholders' equity (Note 4, 5)
  Authorized:
    25,000,000 common shares
    25,000,000 preferred shares
    Par value $0.001
  Issued and outstanding:
    4,500,000 common shares ( April 30, 2006 - 4,000,000 common shares)        4,500              4,000
  Additional paid-in capital                                                  60,500             11,000
  Deficit accumulated during the development stage                           (29,821)            (4,077)
                                                                            --------           --------

      Total stockholders' equity                                              35,179             10,923
                                                                            --------           --------

Total liabilities and stockholders' (deficiency) equity                     $ 35,879           $ 10,923
                                                                            ========           ========

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Cumulative
                                                                                       Amounts From
                                                                                          Date of
                                                                                      Incorporation on
                                               3 Months Ended      9 Months Ended     March 8 2006 to
                                                 January 31,         January 31,        January 31,
                                                    2007                2007               2007
                                                 -----------         -----------        -----------
REVENUE                                          $        --         $        --        $        --
                                                 -----------         -----------        -----------
OPERATING EXPENSES
  General & Administrative                             5,844               6,618              8,751
  Legal and Accounting Fees                            1,720              11,702             11,702
  Marketing and advertising                            6,000               6,000              6,000
  Organization                                            --                  --              1,858
  Website                                                889               1,424              1,510
                                                 -----------         -----------        -----------

Loss before income taxes                             (14,453)            (25,744)           (29,821)

Provision for income taxes                                --                  --                 --
                                                 -----------         -----------        -----------

Net loss                                         $   (14,453)        $   (25,744)       $   (29,821)
                                                 ===========         ===========        ===========

Basic and diluted loss per Common share (1)
                                                 ===========         ===========        ===========
Weighted average number of common shares
 outstanding (Note 4)                              4,461,957           4,153,986
                                                 ===========         ===========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                Deficit
                                                                              Accumulated
                                           Common Stock        Additional     During the         Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, March 8, 2006                   --       $   --       $    --       $     --         $     --

Initial capitalization
  Sale of common stock              4,000,000        4,000        11,000                          15,000

Net loss for the year                      --           --            --         (4,077)          (4,077)
                                    ---------       ------       -------       --------         --------
Balance April 30, 2006              4,000,000        4,000        11,000         (4,077)          10,923

Sale of common stock
 November 7, 2006                     500,000          500        49,500                          50,000

Net loss for the 9 months
 ended January 31, 2007                    --           --            --        (25,744)         (25,744)
                                    ---------       ------       -------       --------         --------
Balance January 31, 2007            4,000,000       $4,500       $60,500       $(29,821)        $(35,179)
                                    =========       ======       =======       ========         ========


   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                              Amounts From
                                                                                Date of
                                                                            Incorporation on
                                                          9 Months Ended    March 8, 2006 to
                                                            January 31,        January 31,
                                                               2007               2007
                                                             --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(25,744)          $(29,821)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Increase in accounts payable                                 700                700
                                                             --------           --------

Net cash used in operating activities                         (25,044)           (29,121)
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       50,000             65,000
                                                             --------           --------

Net cash provided by financing activities                      50,000             65,000
                                                             --------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                           (9,837)            (9,837)
                                                             --------           --------

                                                               (9,837)            (9,837)
                                                             --------           --------

Change in cash during the period                               15,119             26,042

Cash, beginning of the period                                  10,923                 --
                                                             --------           --------

Cash, end of the period                                      $ 26,042           $ 26,042
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                January 31, 2007


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification and marketing plans. On November 7, 2006 management closed on a registered offering of the Company's common stock, and raised $50,000 to start an ethnic and cultural interest video and television programming distribution business over the Internet.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at January 31, 2007 is cash. The relevant accounting policies and procedures are listed below. The company has adopted an April 30 year end.

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

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                January 31, 2007


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

SOFTWARE DEVELOPMENT COSTS

Software   development   costs   representing   capitalized   costs  of  design,
configuration, coding, installation and testing of the Company's website and video distribution and billing system up to its initial implementation. Upon

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                January 31, 2007


NOTE 2. (CONTINUED)

implementation, these assets will be amortized to expense over their estimated useful life of three years using the straight-line method. Ongoing post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of the date of these financial statements, the company has not yet implemented these systems and is continuing with development and testing. See Note 6.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to January 31, 2007 of $29,821. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                January 31, 2007


NOTE 4. (CONTINUED)

On November 7, 2006 the Company accepted subscriptions for 500,000 common shares, or an aggregate of $50,000, from 40 investors under its registered offering.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000. See Note 4.

NOTE 6. PROPERTY AND EQUIPMENT

                                                      Accumulated      Net book
                                         Cost        amortization        value
                                         ----        ------------        -----
Software development costs - video
 distribution and billing               $7,837          $   --          $7,837
Software development costs -
 website                                 2,000              --           2,000
                                        ------          ------          ------
                                        $9,837          $   --          $9,837
                                        ======          ======          ======

The company plans to amortize all of its software on a straight line basis over 3 years, its estimated useful life when development and testing is complete and the software is implemented.

NOTE 7. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                January 31, 2007


NOTE 8. NET OPERATING LOSSES

As of April 30, 2006, the Company has a net operating loss carryforward of approximately $2,200, which will expire 20 years from the date the loss was incurred. The Company has also additionally incurred an interim loss of $25,744 for the nine months ended January 31, 2007.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

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

We will either obtain these programs and movies in digital format suitable for storage on computers and transmission over the internet. If we are not able to obtain the programs and movies in an appropriate format, we will undertake this task with our own equipment. We will then store this media on a computer storage network. We plan to rent space on a third party shared storage network located in a data center (a data center is a facility that is equipped to host a large number of computers) which would be connected to the Internet. When a subscriber requests a video rental from their respective service provider, the service provider would contact our authentication and billing server, which authenticates the request, and authorizes the storage network server to deliver the appropriate video. The video server would then stream the program back to the service provider, who in turn will deliver it to their subscriber. This event is logged for revenue and billing purposes. We will then earn revenue for our company from the service provider as either a fixed charge for each video provided or a percentage of the total revenue ultimately paid by the subscriber.

On November 7, 2006 we accepted subscriptions from 40 investors for 500,000 common shares or $50,000. While this represents the minimum under our offering, it is sufficient for our company to implement our business plan. On December 31, 2006 we decided to focus on the implementation of our business plan and elected to close the offering and not extend it. We believe it was in the best interests of the shareholders to commence with our operations immediately, as we believed the advantages of building a presence before competition develops outweighed the need to raise the additional $20,000 allocated for advertising under the maximum offering amount.

On  February  5, 2007,  our common  shares  were  posted for  trading on the OTC
Bulletin Board under the symbol "PSEN". Of the 4,500,000 common shares outstanding at present, 4,000,000 shares are held by our officers and directors.

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

MILESTONES

During the quarter, we completed the design and construction of our website and customer portal. The customer portal will allow direct customer access for the selection of programming and movies. We have already registered several domain names for use in our business. We plan to use the domain
http://www.PointStarCorp.com           initially.           The          domains
http://www.PointStarOnline.com,         http://www.PointStarHome.com         and
http://www.PointStarLive.com will be used as the customer portal.

We also completed the development of our information brochures and bulletins for promotional use.

We are currently seeking an agreement with a video storage and streaming partner. We are in the process of developing our video streaming and billing software and expect that we will have a test system completed in approximately 5-6 months and a fully commercial system operational in 8 months. We anticipate being able to generate revenue before the end of November, 2007. Over the next 3 months, we will also begin to secure programming and movie content from content owners, with a focus on content (such as movies) from the Arab-speaking world and from India.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures, by significant area of activity, utilizing the $50,000 we raised under our registered offering, for the 12 month period following the offering. Please refer to Part II, Item 2 "Use of Proceeds" for a detailed description of the expenditures made under the budget during this quarter ended January 31, 2007.

                                                           Minimum
                                                           -------
     Legal/Accounting                                    $ 8,000.00
     Transfer Agent                                        2,000.00
     Marketing and Corporate Collateral                    4,000.00
     Website Development                                   2,000.00
     Travel                                                3,500.00
     Telephone and Web Hosting                             2,000.00
     Authentication and Billing Server                     2,000.00
     Video storage and streaming cost                      4,000.00
     Authentication and Billing Software
     Development                                          10,000.00
     Advertising (Service Providers)                       5,000.00
     Office Equipment                                      2,000.00
     Office Supplies                                       1,750.00
     Miscellaneous Administrative cost                     1,750.00
     Shipping                                              2,000.00
                                                         ----------
     Total                                               $50,000.00
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

MANAGEMENT DISCUSSION AND ANALYSIS

At January 31, 2007, we had working capital of $25,342, compared to $10,923 at April 30, 2006. At January 31, 2007, our total assets consisted of cash of $26,042 and property and equipment of 9,837, compared to cash of $10,923 at April 30, 2006.

At January 31, 2007, our total current liabilities, all accounts payable, increased to $700 from $nil at April 30, 2006.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

RESULTS OF OPERATIONS

Our company posted losses of $25,744 for the nine months ended January 31, 2007. Comparisons are not meaningful in this case as our company was incorporated on March 8, 2006. From inception to January 31, 2007 we have incurred losses of $29,821. The principal component of our losses for the nine months ended January 31, 2007 included general and administrative costs of $6,618, $11,702 for professional fees, $6,000 for the preparation of marketing materials and $889 for website hosting.

As of the date of this report, our net cash balance is approximately $19,127. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our corporate existence for the next 9 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 7, 2006 we accepted subscriptions from 40 offshore investors for 500,000 common shares under our registered offering. This is the minimum amount under the offering. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

The following is the use of proceeds for actual expenses incurred for our account to January 31, 2007 in connection with the issuance and distribution of the securities under our registered offering:

                                    Amount of direct or indirect
                                  payments to directors, officers,
                                 general partners, 10% shareholders      Amount of direct or indirect
    Expense                         or affiliates of the Issuer               payments to others
    -------                         ---------------------------               ------------------
Attorney fees                                 0                                   $5,027
Audit fees                                    0                                    2,500
Escrow agent fees                             0                                    2,000
Edgarizing and filing fees                    0                                      305
SEC filing fees                               0                                        8
Transfer agent                                0                                    1,200

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

                                    Amount of direct or indirect
                                  payments to directors, officers,
                                 general partners, 10% shareholders      Amount of direct or indirect
    Expense                         or affiliates of the Issuer               payments to others
    -------                         ---------------------------               ------------------
Legal/Accounting                              0                                   $1,880
Marketing and Corporate Collateral            0                                    6,000
Website Development                           0                                    2,000
Telephone and Web Hosting                     0                                      791
Authentication and Billing Software
Development                                   0                                    7,837
Miscellaneous Administrative cost             0                                    2,015

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. "Description of Business" and "Plan of Operation".

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-134990

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2007.

                               POINTSTAR ENTERTAINMENT CORP.


Date: March 15, 2007           By: /s/ Altaf Alimohamed
                                  ----------------------------------------------
                               Name:  Altaf Alimohamed
                               Title: President/CEO, principal executive officer



Date: March 15, 2007           By: /s/ Rafeh Hulays
                                  ----------------------------------------------
                               Name:  Rafeh Hulays
                               Title: Chief Financial Officer,
                                      principal financial officer