Form 10KSB
period 2007-04-30
PointStar Entertainment Corp.
filed 2007-07-06
CIK 1365784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2007

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-134990


                          POINTSTAR ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

          NEVADA                                                  98-0494003
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

  LoftOfficeBuilding3, Suite #104, P.O. Box 500449 Dubai, United Arab Emirates
               Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: 011-971-4-367-1342

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                               None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Net revenues for its most recent fiscal year: $nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 2, 2007: $50,000.00

Number of common voting shares outstanding as of July 2, 2007: 4,500,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1.  Description of Business                                              3
Item 2.  Properties                                                          15
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                 15

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
          Matters                                                            15
Item 6.  Plan of Operation                                                   18
Item 7.  Financial Statements and Supplementary Data                         20
Item 8.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           20
Item 8A. Controls and Procedures                                             20
Item 8B. Other Information                                                   21

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        21
Item 10. Executive Compensation                                              23
Item 11. Security Ownership of Certain Beneficial Owners and Management      24
Item 12. Interest of Management and Others in Certain Transactions           25
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K     25
Item 14. Principal Accountant Fees and Services                              25

Signatures                                                                   27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Pointstar Entertainment Corp. (referred to in this report as "Pointstar", "us", "we" and "our") was incorporated on March 8, 2006, in the State of Nevada. Pointstar's principal executive offices are located at Loft Office Building 3, Suite # 104,P.O. Box 500449, Dubai, United Arab Emirates. Our telephone number is 011-971-4-367-1342. As of the date hereof, we have no revenue, limited operations and no significant assets.

Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, Pointstar has been in the developmental stage. Our initial operations with respect to our business plan only commenced late in the third quarter of our current fiscal year, concurrent with the completion of our public offering.

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

PRINCIPAL PRODUCTS AND SERVICES

We plan to obtain distribution rights for television programming and movies from film studios, television network companies, and independent production houses. We plan to focus on securing rights for ethnic and special interest programming and movies, from smaller studios in North America and Europe and programming for Arabic, Hindi or Asian ethnic communities. We would then distribute these movies and programs via the internet to existing and incoming digital television and pay per view service providers, who in turn distribute their programming offerings to their own subscribers.

We will focus on obtaining content on the Arab and South Asian communities. The principle producer of Arabic content in the Arab world is Egypt, followed by Lebanon and Syria. We will be pursuing the following producers of Arabic content:

     * ERTU (http://www.ertu.org/). The company produces 700 hours of original programming per year according to the New Middle East Magazine.
     * Rotana (http://www.rotana.net).. The company is the largest distributor of Arabic music and associated videos and DVDs for the Arabic market. It also owns a film library of 2000 titles.
     * Television channels with their own titles such as Lebanon Broadcasting Corporation, Future TV, Al-jazeera, Al-Arabiya (etc.)

India dominates the movie and TV programming market in South East Asia and its movies are popular in much of the world. Some of the studios we will contact are:

     *    Yash Raj Films Pvt. Ltd. (http://www.yashrajfilms.com).
     *    Mukta Arts Ltd. (http://muktaarts.com).
     *    Rajshuri Productions (P) Ltd. (http://www.rajshri.com).
     *    Shekhar Kapur Films (http://www.shekharkapur.com).
     *    Dharma Productions Pvt. Ltd. (http://www.dharma-production.com)

We plan to negotiate agreements with these studios, such that compensation is only payable when a movie or a program is shown to a customer, as a fixed commission or a percentage of the sale. We will not enter into any agreements where we have to pay money to carry a title.

In December, 2006 we hired a programmer to develop our video delivery platform. We also purchased all necessary development and deployment servers. We have completed and recently implemented our video server and a working prototype of our client software. The client software is composed of a download manager (able to download multiple movies at the same time) and Microsoft Media Player (used to play the downloaded movies). The software is currently unstable and further work is required. The development of the software is proving more challenging than initially anticipated, and we expect that we will need to invest an additional USD $15,000 to complete development. We are looking to raise additional financing to complete the software.

We also hired a contractor to develop our marketing and corporate collateral, including a logo, letter head, and other ancillary marketing materials. The contractor also developed the company's web site and assisted in the design of web interfaces.

Our Directors held discussions with several content providers in North America , the Middle East and Europe. They did not conclude any agreement because of our current lack of a completed delivery platform.

THE MARKET

For at least the next 12 months we plan to focus on end user markets in Western Canada. Many people are newly arrived immigrants. Many of these communities have strong cultural and lingual attachment to their countries of origin and roots. They watch their programming on a limited number of satellite and cable channels and they rent movies from convenience stores that cater to the community. The movie selection from these outlets tends to be small and of poor quality.

In Canada, the immigrant community numbered close to 5.5 million people (2001 census). Immigrants constitute a large part of the population. The top immigrant populations to Canada are listed below for two periods (1986-1995 and 1996-2001).

IMMIGRATED 1986-1995
     1  Hong Kong                                   131,100             9%
     2  China, People's Republic of                 112,000             7%
     3  India                                       106,000             7%
     4  Philippines                                 105,700             7%

     5  Poland                                       82,800             5%
     6  Viet Nam                                     61,300             4%
     7  Sri Lanka                                    54,800             4%
     8  United Kingdom                               49,900             3%
     9  United States                                44,100             3%
     10 Jamaica                                      36,600             2%
     Top ten countries                              784,300            51%
     All other countries                            744,200            49%
     Total                                        1,528,500           100%
IMMIGRATED 1996-2001
     1  China, People's Republic of                 124,900            13%
     2  India                                        91,600            10%
     3  Philippines                                  55,500             6%
     4  Pakistan                                     43,100             4%
     5  Hong Kong                                    37,700             4%
     6  Iran                                         31,100             3%
     7  Taiwan                                       30,300             3%
     8  United States                                29,700             3%
     9  South Korea                                  29,200             3%
     10 Sri Lanka                                    25,300             3%
     Top ten countries                              498,400            52%
     All other countries                            464,900            48%
     Total                                          963,300           100%

Source:
http://www.cic.gc.ca/english/research/papers/census2001/canada/partb.html

While satellite and cable channels that offer ethnic programming, we are not aware of any satellite or cable provider that offer video on demand services targeted toward the ethnic communities in our target market.

Cable companies and satellite dominate the distribution of television programming and movies to consumers and will likely continue to do so in the next 3-5 years at minimum. These service providers usually offer very limited ethnic and cultural programming. Video retail stores such as Blockbuster offer a wide selection of movies. Small community based video rental retail stores are also prevalent in most urban centers, and generally offer the largest selection of ethnic and special interest programming. These stores are generally stand alone, owner operated outlets.

Distribution of movies and television programming over the internet ("IPTV") is also rapidly moving from a concept to commercial reality in the next 1-3 years. This will provide competition to the traditional cable, satellite and video rental businesses. IPTV also opens up the possibility for smaller providers to offer their content directly to end users or through other IPTV providers to their subscribers. The infrastructure requirements and related costs for distribution over the internet are significantly less than these traditional venues. IPTV is expected to provide intense competition to retail video stores in particular. The ability to select programs and movies from ones own television provides significantly more convenience to the subscriber than physically traveling to the store to make and return a selection.

COMPETITION AND COMPETITIVE STRATEGY

Our present competitors are:

OTHER IP VIDEO CONTENT PROVIDERS: We are not aware of anyone that is targeting obtaining rights or content for IP Video on Demand distribution for our ethnic and community based target markets. We cannot discount the possibility that such providers exist. In the future, we expect that others will either enter the business or that those who are currently pursuing the market become known to us.

VIDEO RENTAL CHAINS: Video rental chains such as Blockbuster offer video rental through their storefronts. It is expected that they will remain strong competitors for the foreseeable future. Their niche offering is however limited. We also expect that they will enter IP Video distribution, as a customer for content and a competitor for distribution.

INDIVIDUAL/SMALL RENTAL STORES: Most ethnic video rentals occur in these small owner operated outlets that target ethnic communities and special interest programming. This will likely remain the case for the near future. We expect that our revenue will come on the expense of these businesses due to their lack of cash resources for advertising and marketing. They also do not have the ability to compete with IPTV directly.

TELEVISION AND MOVIE STUDIOS: Movie and television studios may directly enter this business as they realize that by digitally storing their content, they can maximize their own revenue through bypassing the traditional distribution channels of video rental stores and cable and satellite companies and distribute their product to end use consumers directly.

Although there can be no assurance, we believe we will be first company in our target market to provide ethnic and community programming and movies through electronic distribution over the internet to service providers. Our most significant competition at present is the small owner operated community based video rental stores, which have small operations. We believe we can offer an expanded product offering including television programming, high quality digital movies and significantly more convenience over retail stores. Prospective customers, whether subscribers of cable or satellite companies, or direct consumers, will be offered a choice from their television in their own homes.

We believe our strategy of offering these programs and movies to the distributors rather than the end user will allow us to capture a larger share of the potential market at a significantly lesser cost. If this strategy ultimately proves to be successful, we will have ready access to the potentially large customer bases serviced by distributor/service provider.

The advantage for the service provider is instantaneous, electronic access for its customers to the ethnic and special interest programming they desire without the need to maintain and update their program offerings themselves. It will also enable them to focus on core competencies and up-selling services to their customer base. While the incremental revenue is desirable, most service providers will consider the niche too small to directly invest substantial resource and defocus from their core business. The service provider must also hire personnel that are tuned into this type of programming to determine marketability of titles.

DISTRIBUTION

The capability and growing use of the internet to electronically transport all forms of data, voice and video, is one of the driving forces behind the changing competitive landscape in the communications and entertainment industries. This is so because it enables a variety of services to be delivered over the same physical pathway, or wire, to the end user or customer. The delivery of video services over internet protocol is the newest application to be utilized by large telephone service carriers such as SBC, Verizon and British Telecom. They are rapidly adopting this technology to compete with cable companies who are now their direct competition offering phone service over the internet.

We will negotiate agreements with studios that produce movie and television titles to (a) convert their programming to a format suitable for transmission over the internet and (b) to provide this content for rental and transmission over the Internet. Every time a movie or a program is shown to a customer, they will get either a fixed commission or a percentage of the sale. We will not enter into any agreements where we have to pay a large sum of money to be able to carry a title.

We are planning to take advantage of internet technology to deliver our programming to service providers. Any programming or movie content we acquire would first be converted (encoded) into multiple formats that are appropriate for transmission over the internet and then stored on video servers located in a data center. The conversion will be done using video encoders. Video encoders can be software that run on Personal computers. Video servers are large capacity personal computers connected to the internet. We will be negotiating a contract with a company that store our contents and deliver them to our customers and their end users. We will integrate our billing and authentication

As part of our software development, we will provide the service provider with online electronic menus to inform customers of the availability of programming and movies. These will be organized by ethnic or special interest categories. When a customer requests a video or program rental from the service provider, via his television or computer, the service provider contacts our authentication software (running over regular computer server hardware) and requests that video or movie be delivered. The authentication server will verify the service provider is a valid customer and will then forward the appropriate request to the video servers, under the following steps: (i); a request came in from the service provider over the internet; (ii) it comes to the authentication server and was verified; (iii) it then forwards the request to the video server which seeks out where the particular program is stored and; (iv); based on instruction from the service provider, stream the video directly to the customer or to the service provider who will relay it back to the customer.

This event is logged for billing purposes and to compensate the appropriate content provider. We will be contracting with an outside company to encode store and stream our video programming, thus saving us the expense of purchasing and integrating a video encoding, storing and streaming solution. We are aware of several companies that provides such solution. The video streaming company will be compensated in three forms:

     a)   Number of video they encode on our behalf;
     b) Number of video they store on our behalf or the total amount of storage space used by our programming;
     c) The number of video streamed to the end user or the total amount of traffic occupied by such streaming.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

PointStar will enter into agreements with content owners such as movie studios to electronically distribute their content over the internet on a per view basis. Content providers will be paid either a percentage of revenue emanating from their content or they will be paid a fixed sum every time a program is shown. It is likely that different programs will be subject to different rates. It is also likely that we will pay a small percentage to individuals or companies that broker such agreements on our behalf.

Newer programming tends to incur higher costs than older programming. We expect to pay:

     a) 3-7% of the sale as commission to the content owner for percentage of commission compensation model. The variance in percentage will depend on how desirable the specific program is. Or
     b) $0.25-1.50 for every time a program is shown. The variance in percentage will depend on how desirable the specific program is.

We will be working to achieve over 50% margins on all of our sales.

Mr. Alimohamed will manage the content acquisition and will negotiate the royalty and commission structure with the content providers. During the fourth quarter, we held discussions with several content owners and brokers such as Media Gateway (Dubai) and Broadband TV (Vancouver). We did not sign any agreements because of our lack of a completed Video delivery platform.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will be dependent on few service providers to deliver the programming to customers. A failure of these providers to effectively market our services will severely impact our viability.

Our failure to deliver in a timely fashion on a reliable service may mean that we lose confidence of these providers who may either seek another partner or simply not market our services.

We will be relying on a single company to encode, store and stream our content to the service providers and the end-user. The failure of this company to deliver our service in a reliable manner will severely impact our viability.

The presence of a future competitor with a better or lower cost service may cause some or all of these service providers to select another partner.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations. Pointstar has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present Pointstar does not hold any intellectual property nor does it anticipate any such need in the foreseeable future.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations nor are we aware of any regulations being contemplated that would adversely affect Pointstar' ability to operate. As a distributor of video programming and movies, we are required to ensure that copyright laws and privacy laws are protected.

We will work to make it very difficult, if not impossible, to duplicate and pirate content. We will also use industry standard encryption to ensure the privacy of our customers and their clients.

In addition, we also plan to build a number of security measures into our computer and server systems. We will only allow very limited access for people and personnel to the authentication and accounting server, and will employ electronic firewalls and encryption to safeguard data. Security and copyright management will be one of the top priorities as we select our video storage and streaming partner. Our service providers will have to also follow industry standards for security and copyright protection to guard against unauthorized use of programming.

We will not offer programming that may violate Canadian laws including propagation of hatred or decency. We plan to make available several methods for customers to complain about content and we will take decisive action to remove the offensive titles.

Studios or content owners, where PointStar will obtain content, will be made contractually aware of what constitute undesirable content. PointStar will not hesitate to suspend all titles from studios that supplies undesirable content. PointStar will be developing guidelines to ensure that its programming respects Canadian laws.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

Pointstar has not incurred any costs to date and has no plans to undertake any research and development activities during the first year of operation.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.

FACILITIES

We do not own or rent facilities of any kind. At present we are operating from the offices of our Secretary and Treasurer and that of our President who provides these spaces free of charge. We will continue to use this space for our executive offices for the foreseeable future. The company will rent computer storage space and servers for video and programming storage and streaming from a co-location facility. We are budgeting $4-6,000 annually for this cost.

EMPLOYEES

Pointstar has no employees at the present time. The officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We  have  no  intention  of  hiring   employees  until  the  business  has  been
successfully launched and we have sufficient, reliable revenue flowing into Pointstar from our operations. Since our service is not labor intensive, our officers and directors will do whatever work is required until our business to the point of having positive cash flow. Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization. We do not expect to hire any employees within the first year of operation.

Dr. Hulays will be primarily responsible for the integration of the company's solution and negotiations with service providers. Mr. Alimohamed will be primarily responsible for formulating company's strategy and overseeing the acquisition of content in the Middle East and South East Asia.

Our President and Board Members presently devote only a portion of their time to the operation of our business.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE BEEN  UNABLE TO FUND OUR  OPERATIONS  WITH  INTERNALLY  GENERATED  FUNDS
BECAUSE  OUR  BUSINESS  HAS  NOT  GENERATED  ANY  REVENUE.   WITHOUT  ADDITIONAL
FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING APRIL 30, 2008 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate income or cash flow. We have not generated revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $60,500 for the 12 month period ending April 30, 2008). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending April 30, 2008, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending April 30, 2008 in the approximate amount of $52,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

POINTSTAR' BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE POINTSTAR' SUCCESS IN ITS INTENDED MARKET

Pointstar' survival is dependent upon the market acceptance of a single service. Should this service be too narrowly focused or should the target market not be as responsive as Pointstar anticipates, Pointstar will not have in place alternate services or products it can offer to ensure its survival.

INABILITY OF OUR OFFICERS AND DIRECTORS TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT POINTSTAR' SUCCESS.

Presently, the officers and directors of Pointstar allocate only a portion of their time to the operation of Pointstar' business. Since our officers and directors are currently employed full time elsewhere, they are only able to commit up to 60 hours a week doing work for Pointstar.

As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our product, their limited devotion of time and attention to our business may hurt the operation of our business.

UNPROVEN PROFITABLY DUE TO LACK OF OPERATING HISTORY MAKES AN INVESTMENT IN POINTSTAR AN INVESTMENT IN AN UNPROVEN VENTURE.

Pointstar was incorporated on March 8, 2006. As of this date, we do not have any revenues and we have few assets. Due to our lack of operating history, the revenue and income potential of our business is unproven. If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably. Since our resources are very limited, insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations, unless additional equity or debt financing is obtained.

TELEVISION AND PAY PER VIEW PROGRAMMING OVER THE INTERNET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE DEPEND ON NEW PRODUCT AND SERVICES INTRODUCTION IN ORDER TO MAINTAIN AND GROW OUR BUSINESS.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

     *    the identification of market demand for new products and services;
     * the scalability of our equipment platforms that deliver the product and services;
     *    features;

     *    Timely implementation of product and service offering;
     *    service performance;
     *    Cost-effectiveness of service; and;
     *    success of promotional efforts.

Additionally, we may also be required to collaborate with third parties to deploy services and may not be able to do so on a timely and cost-effective basis, if at all. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced services in a timely manner, if such new or enhanced services do not achieve sufficient market acceptance, or if such new services introductions decrease demand for existing services, our operating results would decline and our business would not grow.

WE ARE A SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE. ALSO INTENSE COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements, under which a subscriber could receive telephone, television and internet services, offering a more complete product despite the technical merits or advantages of our products.

This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of services offerings at a single attractive price. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

OUR SUCCESS DEPENDS ON THIRD PARTIES IN OUR DISTRIBUTION CHANNELS.

We intend to sell our products to television and pay per view networks, who in turn will distribute the products and services to their own end use subscribers. Our future revenue growth will depend in large part on sales of our products and services through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our products may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Currently, we have only two employees and they are also our officers and directors. We depend entirely on Mr. Alimohamed and Dr. Hulays for all of our operations. The loss of either person will have a substantial negative effect on our company and may cause our business to fail. Neither of our officers and directors has been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel, particularly in our field of operations. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of either Mr. Alimohamed or Dr. Hulays could prevent us from completing the development of our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officers and directors. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

IF OUR PRODUCTS AND SERVICES DO NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS AND BACK-END PROCESSES (SUCH AS BILLING SOFTWARE AND VIDEO STREAMING ), ORDERS FOR OUR PRODUCTS AND SERVICES WILL BE DELAYED OR CANCELLED, WHICH COULD HARM OUR BUSINESS.

All or most of our customers for our service will likely request that our products and services be designed to interoperate with their existing networks and back-end processes, each of which may have different specifications and use multiple standards. Our customers' networks and back-end processes may contain multiple generations of products from different vendors that have been added over time. Our products and services must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our products and services to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products and services do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, or orders for our products and services could be cancelled.

FUTURE REGULATION OF THE INTERNET AND/OR VIDEO OVER THE INTERNET COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICE OR INCREASE OUR COST OF DOING BUSINESS.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including video services. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the Internet and popularity of broadband video products and services heighten the risk that governments or other legislative bodies will seek to regulate the service, which could have a material adverse effect on our business, financial condition and operating results.

WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT WE PROVIDE.

The operation of our service will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because our services may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other loss to our customers.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO HANDLE A LARGE NUMBER OF SIMULTANEOUS REQUESTS FOR PROGRAMMING AND VIDEOS, WHICH OUR NETWORK MAY NOT BE ABLE TO ACCOMMODATE.

We expect the volume of simultaneous requests to increase significantly as our customer base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation would be harmed and we could lose customers.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Moore and Associates, Chartered, state in their audit report, dated June 14, 2007 that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our product gains significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot assure anyone at this stage that we will be able to generate enough interest in our product or that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing on any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

INVESTORS WILL HAVE LITTLE VOICE REGARDING THE MANAGEMENT OF POINTSTAR DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT, AND THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Officers and directors directly own 4,000,000 shares of the total of 4,500,000 issued and outstanding shares of our common stock and are in a position to continue to control Pointstar. Of these 4,500,000 shares, Mr. Altaf Alimohamed, our President, owns 2,600,000 shares and Mr. Rafeh Hulays, our Secretary Treasurer and CFO owns 1,400,000 shares. Collectively they own 88.88% of our total outstanding common shares. Such control may be risky to the investor because our company's operations are dependent on a very few people who could lack ability, or interest in pursuing our operations. In such event, our business may fail and you may lose your entire investment. Moreover, investors will not be able to effect a change in the company's board of directors, business or management.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC/Bulletin Board or "OTC/BB". Following the date that the registration statement, in which this prospectus is included, becomes effective we hope to find a broker-dealer to act as a market maker for our stock and file on our behalf with the NASD an application on Form 15c(2)(11) for approval for our shares to be quoted on the OTC/BB. As of the date of this prospectus, we have not attempted to find a market maker to file such application for us. If we are successful in finding such a market maker and successful in applying for quotation on the OTC/BB, it is very likely that our stock will be considered a "penny stock". In that case, purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 300,000,000 shares of common stock. At present, there are 4,500,000 common shares issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of Pointstar in the future.

SINCE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON STOCK, ANY FUTURE SALES OF THEIR SHARES MAY RESULT IN A DECREASE IN THE PRICE OF OUR COMMON STOCK AND THE VALUE OF OUR STOCKHOLDER'S INVESTMENT

Our officers and directors, currently own 4,000,000 shares of the total of 4,500,000 issued and outstanding shares of our common stock. Collectively they own 88.88% of our total outstanding common shares. These shares have been available for resale to the public since March 8, 2007 in accordance with Rule 144 of the Act. Under Rule 144 as currently in effect, they are entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 45,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks, preceding the filing of a notice on form 144 with respect to the sale.

 The possibility of future sales of significant amounts of shares held by them could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED IN CANADA AND THE UNITED ARAB EMIRATES. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets and each of our officers and directors are located in British Columbia, Canada, and Dubai, United Arab Emirates. Our planned for operations will also be conducted in both of these countries as well as any additional assets that we acquire hereafter. Therefore, any investor that attempts to enforce against the company or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in these countries, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind. At present we are operating from the offices of our Secretary and Treasurer and that of our President who provides these spaces free of charge. We will continue to use this space for our executive offices for the foreseeable future. The company will rent computer storage space and servers for video and programming storage and streaming from a co-location facility. We are budgeting $4-6,000 annually for this cost.

We do not have any plants and have minimal equipment for the operation of our office.

We do not have any investments or interests in any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 21, 2007, our officers and Directors, holding 88.88% of the issued and outstanding common shares, approved by consent resolution an amendment to our articles to increase the authorized common stock of our company from 25,000,000 to 300,000,000 shares. There were no other matters submitted to stockholders during the period.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "PSEN." The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

     Quarter Ended (1)              High           Low
     -----------------              ----           ---
     April 30, 2007                $0.10          $0.05

----------
(1) Our common shares were initially approved for quotation on the OTC Bulletin Board on February 5, 2007 under the symbol "PSEN".

Of the 4,500,000 shares of common stock outstanding as of July 2, 2007, 4,000,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares became available for resale to the public on March 8, 2007 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 45,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At July 2, 2007, there were 42 holders of record.

Nevada Agency & Trust Company, Suite 880 - Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 8950 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on March 8, 2006.

Mr. Altaf Alimohamed and Dr. Rafeh Hulays purchased by subscription 2,600,000 and 1,400,000 shares of common stock respectively from Pointstar on March 8, 2006 for $0.00375 per share or an aggregate of $15,000. No underwriters were used, and no commissions or other remuneration was paid except to Pointstar. The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. The shares continue to be subject to Rule 144 of the Securities Act of 1933.

Pointstar qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither Pointstar nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption there from. Pointstar exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate Offering price was less that $1,000,000.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF FROM REGISTERED SECURITIES AND USE OF PROCEEDS

On November 7, 2006 we accepted subscriptions from 40 offshore investors for 500,000 common shares under our registered offering. This is the minimum amount under the offering. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

The following is the use of proceeds for actual expenses incurred for our account to April 30, 2007 in connection with the issuance and distribution of the securities under our registered offering:

                             Amount of direct or indirect
                           payments to directors, officers,
                                general partners, 10%           Amount of direct
                              shareholders or affiliates          or indirect
         Expense                     of the Issuer            payments to others
         -------                     -------------            ------------------
Attorney fees                             0                         $ 5,027
Audit fees                                0                           2,500
Escrow agent fees                         0                           2,000
Edgarizing and filing fees                0                             305
SEC filing fees                           0                               8
Transfer agent                            0                           1,200

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

                             Amount of direct or indirect
                           payments to directors, officers,
                                general partners, 10%           Amount of direct
                              shareholders or affiliates          or indirect
         Expense                     of the Issuer            payments to others
         -------                     -------------            ------------------

Legal/Accounting                          0                         $ 7,880
Transfer Agent fees                       0                           1,500
Marketing and Corporate Collateral        0                           6,000
Website Development                       0                           2,000
Telephone and Web Hosting                 0                           2,372
Authentication and Billing Software
 Development                              0                          10,337
Miscellaneous Administrative cost         0                           2,450
Computer hardware                         0                           3,185

The proceeds from our offering are to be used to fund our operations. See "Description of Business" and "Plan of Operation".

DESCRIPTION OF SECURITIES

COMMON STOCK

Concurrent with the amendment to our articles on June 14, 2007 we are authorized to issue 300,000,000 shares of common stock with a par value of $0.001. As at July 2, 2007 we had 4,500,000 common shares outstanding. There are no warrants, options or convertible securities outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There are no cumulative voting rights.

Each stockholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company.

PREFERRED STOCK

Our Articles of Incorporation also authorize the issuance of 25,000,000 shares of preferred stock with $0.001 par value. Preferred shares are to be issued in series, on terms as determined by our Directors at the time of issuance. None are issued and we do not contemplate issuing preferred shares for at least the next 12 months.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

In November 2006 we raised $50,000 from the sale of 500,000 common shares under our Registration Statement on Form SB-2. This represent the minimum amount we were seeking to raise. This offering placed $50,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.


Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; and our SB-2 Registration Statement, filed on June 13, 2006.

Because we just completed the sale of our common shares in the third quarter, we only started to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

Subsequent to the raising of our financing, we have:

     * Purchased all the necessary development and deployment servers, for which we are over budget by approximately $1,185.

     * Started the development the authentication and billing software for our video delivery product in December, 2006. We originally budgeted $10,000 for this task, but have spent $10,337 on this task to April 30, 2007, and expect to spend an additional $15,000 over the next 12 months. The implementation of this task has proven more difficult than originally anticipated.
     *    Completed the development of our web site in December, 2006 on budget.
     * Completed the development of our marketing and corporate collateral in December, 2006. This includes a logo, letter head, and brochures for the company's services. We spent $4,000 for these items for which we originally budgeted $4,000.

We also started discussions with content brokers such as Media Gateway (Dubai) and Broadband TV (Vancouver, Canada) for content for our operations. Our discussions are in preliminary stages. We have spent $3,500 on marketing and sales activities, which we did not budget for.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

EXPENSES

     Legal/Accounting                                        $12,000.00
     Transfer Agent                                            2,500.00
     Marketing and Corporate Collateral                        2,000.00
     Website Development                                       1,000.00
     Travel                                                    3,500.00
     Telephone and Web Hosting                                 2,000.00
     Video storage and streaming cost                          4,000.00
     Authentication and Billing Software Development          15,000.00
     Business Development contractor                          12,000.00
     Office Equipment                                          1,500.00
     Office Supplies                                           1,500.00
     Miscellaneous Administrative cost                         1,500.00
     Shipping                                                  2,000.00
                                                             ----------

     TOTAL                                                   $60,500.00
                                                             ==========

During the next 12 months, we will continue to develop the Video Storage and streaming server. We expect that this will be completed within the next 6 months and we plan to hire an additional contractor to assist in its development.

We also plan to hire a business development person to assist our Directors in following up with content owners, content brokers and service providers. We expect to hire this person in approximately four months from the date hereof.

Our company posted losses of $35,730 for the year ended April 30, 2007 compared to $4,077 for the prior period from our incorporation on march 8, 2006. From inception to April 30, 2007 we have incurred losses of $39,807.

At April 30, 2007 we had working capital of $9,843, compared to working capital of $10,923 at April 30, 2006. At April 30, 2007 our total assets Consisted of cash of $17,741 and net capital assets of $15,345. This compares with total assets at April 30, 2006 consisting solely of $10,923 in cash.

At April 30, 2007 our total current liabilities, all accounts payable, increased to $7,893 from $nil at April 30, 2006.

We had $17,741 of cash at the beginning of our 2008 fiscal year. We currently have $8,976 in cash, therefore we have a cash shortfall of $51,524 to fully implement our budget. We believe we will not be in a position to collect revenues from operations for at least 6-9 months. Therefore, our cash resources are only sufficient to satisfy our needs over the next 2-3 months. Cash on hand is presently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

     *    the report of independent accountants
     *    balance sheet as of April 30, 2007
     * statements of operations, cash flows and stockholders' deficiency from the incorporation date to April 30, 2007
     *    notes to the financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

         Name                     Age                    Offices Held
         ----                     ---                    ------------
     Altaf Alimohamed             45              Director, President
     Rafeh Hulays                 40              Director, Secretary, Treasurer

MR. ALTAF ALIMOHAMED, PRESIDENT, MEMBER OF THE BOARD OF DIRECTORS

Mr. Altaf Alimohamed has been serving as Pointstar' President and a member of Pointstar' Board of Directors since March 8, 2006. The term of his office is for one year and is renewable on an annual basis.

From July 2004 to the present, Mr. Alimohamed has been self employed, performing private consulting assignments to home video distributors in the Middle East, pay television operators in the Middle East and India, and internet service providers launching their services in the Middle East. He also acts as a special advisor to McKinsey & Company on television, video and internet projects and generally works with large international content distributors.

From February 1994 to June 2004, Mr. Alimohamed was employed by STAR Television. STAR was originally launched in 1991 with five television channels and pioneered satellite television in Asia. Today, STAR broadcasts over 50 services in nine languages and offers a comprehensive choice of entertainment, sports, movies, music, news and documentaries. STAR is a wholly-owned subsidiary of the News Corporation.

From November 2000 to June 2004 he was the President of STAR's Digital Platform Group in India and the Middle East. He was responsible for the launch of digital direct to home television, internet and pay services in these regions. He provided overall management for the creation and expansion of the company's services, the development of the company's sales and distribution to its subscribers, the creation of new television channels and the sourcing of programming content. He was responsible for obtaining regulatory approvals and successfully negotiating a $180 million joint venture funding arrangement for the new operation. During this period, he also served on the board of Hathway Cable, India's second largest multi system operator, with operations in 6 major metros in India.

From February 2000 to November 2000 he was STAR's Executive Vice President, Business Development. He was responsible for strategic planning for the company's operations in 53 countries. He was also responsible for identifying new business opportunities, and launching new television channels and services. From February 1994 to June 2004 he was STAR's Regional Director for the Middle East, based in Dubai, UAE. He initially established Stars operations in the Middle East and managed the operation into the only profitable pay television broadcaster in the region. He was responsible for all operations, programming and content.

Mr. Alimohamed is currently devoting approximately 10 hours a week of his time to Pointstar. He is prepared to spend up to 20 hours a week of his time upon commencement of our operations, and as much as 40 hours a week during the critical first 6 months of operation.

Mr. Alimohamed is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

DR RAFEH HULAYS, SECRETARY AND TREASURER, MEMBER OF THE BOARD OF DIRECTORS

Dr. Rafeh Hulays has been serving as Pointstar' Secretary and Treasurer and a member of the Board of Directors since March 8, 2006. The term of his office is for one year and is renewable on an annual basis.

Dr. Hulays joined PCS Wireless, Inc. as a Systems Design Engineer in 1996. In 1997, he was promoted to the position of Technology and Advanced R&D Manager, where he was responsible for due diligence on companies and technologies, new product assessment and provided technical advice to senior management. He also handled the patent profile for the company. From March 1998 to May 2000, he was Program Manager for Elcombe Systems Limited where he was responsible for the overall development of the company's new generation product. From May 2000 to May 2001 he was Vice President of R&D/Advance Services at Milinx Business Services. He was responsible for the delivery of the company's next generation of services, including unified messaging and wired and wireless voice and data services. From June 2001 to September 2004 he was a founder, Chief Technical Officer and Director of Universco BroadBand Networks and Universco BroadBand Americas, Inc.

Dr. Hulays received his Ph.D. in Electrical and Computer Engineering from the University of British Columbia. At the University, he participated in the Advanced Communications Technology Satellite propagation experiment (A NASA-Jet Propulsion Laboratory-Communications Research Centre project). He also worked as a prime Research Assistant on several contracts funded by the Communications Research Centre to study the effect of precipitation on broadband wireless communication systems.

Dr. Hulays is currently devoting approximately 8 hours a week of his time to Pointstar. He is prepared to spend up to 20 hours a week of his time upon commencement of our operations.

Dr. Hulays has acted the President, Treasurer, secretary and Director of NetFone, Inc. since June 8, 2004. NetFone is a Nevada incorporated company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission. The company's common shares are posted for trading on the OTCBB under the symbol NFON.OB.

AUDIT COMMITTEE FINANCIAL EXPERT

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 reports late.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from our date of incorporation on March 8, 2006 to April 30, 2007.

SUMMARY COMPENSATION TABLE

                                                                                            Change in
                                                                                             Pension
                                                                                             Value &
                                                                              Non-Equity   Nonqualified
                                                                              Incentive     Deferred       All
  Name and                                                                       Plan        Compen-      Other
 Principal                                                Stock      Option    Compen-       sation       Compen-
 Position                  Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------               ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
Altaf Alimohamed           2007       0         0           0           0          0             0           0          0
President & CEO            2006       0         0           0           0          0             0           0          0

Rafeh Hulays               2007       0         0           0           0          0             0           0          0
Secretary, Treasurer, CFO  2006       0         0           0           0          0             0           0          0

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The following table sets forth information with respect to compensation paid by us to our directors from our date of incorporation on March 8, 2006 to April 30, 2007.

DIRECTOR COMPENSATION TABLE

                                                                     Change in
                                                                      Pension
                    Fees                                             Value and
                   Earned                           Non-Equity      Nonqualified     All
                     or                              Incentive        Deferred      Other
                   Paid in    Stock      Option        Plan         Compensation   Compen-
    Name           Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----           -------   ---------  ---------  ---------------   -----------   ---------  --------
Altaf Alimohamed      0          0          0             0               0           0          0

Rafeh Hulays          0          0          0             0               0           0          0

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans.

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Pointstar other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 2, 2007 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of July 2, 2007, there were 4,500,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 2, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                                Amount and
                                                                Nature of
Title of                                                        Beneficial       Percent of
 Class         Name and Address of Beneficial Owner             Ownership         Class (1)
 -----         ------------------------------------             ---------         ---------
Common       Mr. Altaf Alimohamed                               2,600,000         57.77%
             Director, President
             Loft Office Building 3, Suite # 104,P.O. Box
             500449, Dubai, United Arab Emirates

Common       Dr. Rafeh Hulays                                   1,400,000         31.11%
             Secretary Treasurer, Director
             #1211 - 3408 Crowley Drive
             Vancouver, BC, V5R 6C3
             Canada

Common       Directors and officers as a group                  4,000,000         88.88%

----------
(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Altaf Alimohamed and Dr. Rafeh Hulays, officers and members of our board of directors, purchased by subscription 2,600,000 and 1,400,000 shares of common stock respectively from Pointstar on March 8, 2006 for $0.00375 per share or an aggregate of $15,000.

Pointstar qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither Pointstar nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption there from. Pointstar exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate Offering price was less that $1,000,000. All of the subscribers were Directors and Officers of our Company.

ITEM 13. EXHIBITS.

EXHIBIT INDEX

 3.1    Articles of Incorporation*
 3.2    By-laws*
31.1    Section 302 Certification - Chief Executive Officer
31.2    Section 302 Certification - Chief Financial Officer
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
32.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

----------
* Incorporated by reference to our SB2 Registration Statement filed on June 13,2006, SEC File Number 333-134990.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended April 30, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $5,500, and $2,500 respectively.

AUDIT RELATED FEES.

We incurred nil fees to auditors for audit related fees during the fiscal year ended April 30, 2007 and 2006.

TAX FEES.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended April 30, 2007 and 2006.

ALL OTHER FEES.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended April 30, 2007 and 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of July, 2007.

                               POINTSTAR ENTERTAINMENT CORP.


Date: July 5, 2007             By: /s/ Altaf Alimohamed
                                  ----------------------------------------------
                               Name:  Altaf Alimohamed
                               Title: President/CEO, principal executive officer


Date: July 5, 2007             By: /s/ Rafeh Hulays
                                  ----------------------------------------------
                               Name:  Rafeh Hulays
                               Title: Chief Financial Officer, principal
                                      financial officer

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pointstar Entertainment Corp. (A development stage company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Pointstar Entertainment, Corp (A development stage company) as of April 30, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended April 2007 and 2006 and for the period from inception on March 8, 2006 through April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pointstar Entertainment, Corp (A development stage company) as of April 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and the period from inception on March 8, 2006 through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
June 14, 2007


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                              April 30,          April 30,
                                                                                2007               2006
                                                                              --------           --------
ASSETS

Current assets
  Cash and bank accounts                                                      $ 17,741           $ 10,923
                                                                              --------           --------

      Total current assets                                                      17,741             10,923

Property and equipment net of accumulated amortization (Note 6)                 15,345                 --
                                                                              --------           --------

Total assets                                                                  $ 33,086           $ 10,923
                                                                              ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                                    $  7,893           $     --
                                                                              --------           --------
      Total liabilities                                                          7,893                 --
                                                                              --------           --------
Stockholders' equity (Note 4, 5)
  Authorized:
    300,000,000 common shares (Note 10)
    25,000,000 preferred shares
    Par value $0.001

  Issued and outstanding:
    4,500,000 common shares (April30,2006 - 4,000,000 common shares)             4,500              4,000
    Additional paid-in capital                                                  60,500             11,000
    Deficit accumulated during the development stage                           (39,807)            (4,077)
                                                                              --------           --------
      Total stockholders' equity                                                25,193             10,923
                                                                              --------           --------

Total liabilities and stockholders' (deficiency) equity                       $ 33,086           $ 10,923
                                                                              ========           ========

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                 Cumulative
                                                                                Amounts From
                                                            Date of               Date of
                                                         Incorporation         Incorporation
                                     12 Months          on March 8, 2006      on March 8 2006
                                       Ended                   to                    to
                                      April 30,             April 30,             April 30,
                                        2007                  2006                  2007
                                     -----------           -----------           -----------
REVENUE                              $        --           $        --           $        --

OPERATING EXPENSES
  Amortization                               177                    --                   177
  General & administrative                10,240                 2,134                12,374
  Legal and accounting fees               17,769                    --                17,769
  Marketing and advertising                6,000                    --                 6,000
  Organization                                --                 1,858                 1,858
  Website                                  1,544                    85                 1,629
                                     -----------           -----------           -----------
Loss before income taxes                 (35,730)               (4,077)              (39,807)

Provision for income taxes                    --                    --                    --
                                     -----------           -----------           -----------

Net loss                             $   (35,730)          $    (4,077)          $   (39,807)
                                     ===========           ===========           ===========
Basic and diluted loss per
 Common share (1)
                                     ===========           ===========           ===========

Weighted average number
 of common shares
 outstanding (Note 4)                  4,238,356             4,000,000
                                     ===========           ===========           ===========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                Deficit
                                                                              Accumulated
                                           Common Stock        Additional     During the         Total
                                      --------------------       Paid in      Development     Stockholders'
                                      Shares        Amount       Capital         Stage           Equity
                                      ------        ------       -------         -----           ------
Inception, March 8, 2006                   --       $   --       $    --       $     --         $     --

Initial capitalization
  Sale of common stock              4,000,000        4,000        11,000                          15,000

Net loss for the year                      --           --            --         (4,077)          (4,077)
                                    ---------       ------       -------       --------         --------
Balance April 30, 2006              4,000,000        4,000        11,000         (4,077)          10,923

Sale of common stock
 November 7, 2006                     500,000          500        49,500                          50,000

Net loss for the year                      --           --            --        (35,730)         (35,730)
                                    ---------       ------       -------       --------         --------

Balance April 30, 2007              4,500,000       $4,500       $60,500       $(39,807)        $ 25,193
                                    =========       ======       =======       ========         ========

   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                 Amounts From
                                                                                Date of            Date of
                                                                             Incorporation      Incorporation
                                                            12 Months       on March 8, 2006   on March 8 2006
                                                              Ended                to                 to
                                                             April 30,          April 30,          April 30,
                                                               2007               2006               2007
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(35,730)          $ (4,077)          $(39,807)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Amortization                                                 177                177
     Increase in accounts payable                               7,893                 --              7,893
                                                             --------           --------           --------

Net cash used in operating activities                         (27,660)            (4,077)           (31,737)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       50,000             15,000             65,000
                                                             --------           --------           --------

Net cash provided by financing activities                      50,000             15,000             65,000
                                                             --------           --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                          (15,522)                --            (15,522)
                                                             --------           --------           --------

                                                              (15,522)                --            (15,522)
                                                             --------           --------           --------
Change in cash during the period                                6,818             10,923             17,741


Cash, beginning of the period                                  10,923                 --                 --
                                                             --------           --------           --------

Cash, end of the period                                      $ 17,741           $ 10,923           $ 17,741
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2007


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification, marketing plans and software development. On November 7, 2006 management closed on a registered offering of the Company's common stock, and raised $50,000 to start an ethnic and cultural interest video and television programming distribution business over the Internet.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The company's relevant accounting policies and procedures are listed below.

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

                                 April 30, 2007


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

SOFTWARE DEVELOPMENT COSTS

Software   development   costs   representing   capitalized   costs  of  design,
configuration, coding, installation and testing of the Company's website and video distribution and billing system up to its initial implementation. Upon implementation, these assets will be amortized to expense over their estimated

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2007


NOTE 2. (continued)

useful life of three years using the straight-line method. Ongoing post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of the date of these financial statements, the company has not yet implemented these systems and is continuing with development and testing. See Note 6.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to April 30, 2007 of $(39,630). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended April 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * Management intends to raise additional funds through public or private placement offerings as required.

     *    Management  is  currently  completing   development  of  its  proposed
          services to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2007


NOTE 4. (continued)

share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Board. See Note 10.

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

NOTE 6. PROPERTY AND EQUIPMENT

                                                     Accumulated         Net
                                           Cost      amortization     book value
                                           ----      ------------     ----------

Computer hardware                        $ 3,185       $   177          $ 3,008
Software  development costs - video
distribution and billing                  10,337            --           10,337
Software development costs - website       2,000            --            2,000
                                         -------       -------          -------
                                         $15,522       $   177          $15,345
                                         =======       =======          =======

                          POINTSTAR ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2007


NOTE 6. (continued)

The company amortizes its computer equipment on a straight line basis over 3 years. The company plans to amortize all of its software on a straight line basis over 3 years, its estimated useful life when development and testing is complete and the software is implemented .

NOTE 7. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of April 30, 2007, the Company has a net operating loss carryforward of approximately $38,000, of which $2,200 will expire in 2026 and the balance in 2027, or 20 years from the date the loss was incurred.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 10. SUBSEQUENT EVENT

On May 21, 2007 the company's officers and directors, holding 88.88% of the issued and outstanding common shares in the company, approved an increase in the authorized common shares from 25,000,000 to 300,000,000 by consent resolution. The company will file an amendment to its articles of incorporation with the State of Nevada after June 11, 2007.