Form 10QSB
period 2007-07-31
PointStar Entertainment Corp.
filed 2007-09-11
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2007

 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-134990

POINTSTAR ENTERTAINMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Loft Office Building 3, Suite #104, P.O. Box 500449 Dubai, United Arab Emirates
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011-971-4-367-1342

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
Yes [X]   No [   ]

Number of shares outstanding of the registrant’s class of common stock as of August 29, 2007: 63,000,000

Authorized share capital of the registrant: 300,000,000 common shares and 25,000,000 preferred shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended July 31, 2007.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS INADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE INADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)

BALANCE SHEETS

	July 31, 2007	April 30, 2007
	(unaudited)

ASSETS

Current assets

Cash and bank accounts	$6,245	$17,741

Total current assets	6,245	17,741

Property and equipment net of accumulated amortization (Note 6)	15,080	15,345

Total assets	$21,325	$33,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,976	$7,893

Total liabilities	1,976	7,893

Stockholders’ equity (Note 4, 5)

Authorized:
300,000,000 common shares
25,000,000 preferred shares
Par value $0.001

Issued and outstanding:
270,000,000 common shares	270,000	270,000
Additional paid-in capital	(205,000)	(205,000)
Deficit accumulated during the development stage	(45,651)	(39,807)

Total stockholders’ equity	19,349	25,193

Total liabilities and stockholders' equity	$21,325	$33,086

SEE NOTE 10 SUBSEQUENT EVENTS

The accompanying notes are an integral part of these financial statements.

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(UNAUDITED)

			Cumulative
			Amounts From
			Date of
			Incorporation
			on March 8
	3 Months	3 Months	2006 to
	Ended July 31,	Ended July 31,	July 31,
	2007	2006	2007

REVENUE	$-	$-	$-

OPERATING EXPENSES
Amortization	265	-	442
General & administrative	1,679	464	14,053
Legal and accounting fees	3,900	8,200	21,669
Marketing and advertising	-	-	6,000
Organization	-	-	1,858
Website	-	664	1,629

Loss before income taxes	(5,844)	(9,328)	(45,651)

Provision for income taxes	-	-	-

Net loss	$(5,844)	$(9,328)	$(45,651)

Basic and diluted loss per
Common share (1)

Weighted average number	270,000,000	240,000,000
of common shares
outstanding (Note 4)
(1) less than $0.01

SEE NOTE 10 SUBSEQUENT EVENTS

The accompanying notes are an integral part of these financial statements.

POINTSTAR ENTERTAINMENT CORP. |
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, March 8, 2006	-	$-	$-	$-	$-

Initial capitalization
Sale of common stock	240,000,000	240,000	(225,000)		15,000

Net loss for the year	-	-	-	(4,077)	(4,077)
Balance April 30, 2006	240,000,000	240,000	(225,000)	(4,077)	10,923
Sale of common stock
November 7, 2006	30,000,000	30,000	20,000		50,000

Net loss for the year	-	-	-	(35,730)	(35,730)
Balance April 30, 2007	270,000,000	270,000	(205,000)	(39,807)	25,193

Net loss for the period	-	-	-	(5,844)	(5,844)
Balance July 31, 2007	270,000,000	$270,000	$(205,000)	$(45,651)	$19,349

SEE NOTE 10 SUBSEQUENT EVENTS

The accompanying notes are an integral part of these financial statements.

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

				Cumulative
				Amounts
				From
				Date of
				Incorporation
				on March 8
		3 Months	3 Months	2006 to
		Ended July	Ended July	July 31,
		31, 2007	31, 2006	2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period		$(5,844)	$(9,328)	$(45,651)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Amortization		265	-	442
Changes in operating assets and liabilities:
Accounts payable		(5,917)	1,149	1,976

Net cash used in operating activities		(11,496)	(8,179)	(43,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		-	-	65,000

Net cash provided by financing activities		-	-	65,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment		-	-	(15,522)

		-	-	(15,522)

Change in cash during the period		(11,496)	(8,179)	6,245

Cash, beginning of the period		17,741	10,923	-

Cash, end of the period		$6,245	$2,744	$6,245

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$		$-	$-
Cash paid for interest	$		$-	$-

SEE NOTE 10 SUBSQUENT EVENTS

The accompanying notes are an integral part of these financial statements.

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(UNAUDITED)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification, marketing plans and software development. On November 7, 2006 management closed on a registered offering of the Company’s common stock, and raised $50,000 to start an ethnic and cultural interest video and television programming distribution business over the Internet. See Note 10.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The company’s relevant accounting policies and procedures are listed below.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(UNAUDITED)

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

Software Development Costs

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website and video distribution and billing system up to its initial implementation. Upon implementation, these assets will be

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(UNAUDITED)

NOTE 2. (continued)

amortized to expense over their estimated useful life of three years using the straight-line method. Ongoing post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of the date of these financial statements, the company has not yet implemented these systems and is continuing with development and testing. See Note 6.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to July 31,2007 of $(45,651). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended April 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

  Management intends to raise additional funds through public or private placement offerings as required.
  Management is currently completing development of its proposed services to generate sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS’ EQUITY

Authorized

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. All common stock

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(UNAUDITED)

NOTE 4. (continued)

shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Board.

On May 21, 2007 the company’s officers and directors, holding 88.88% of the issued and outstanding common shares in the company, approved an increase in the authorized common shares from 25,000,000 to 300,000,000 by consent resolution. The company’s articles were amended with the State of Nevada on June 14, 2007.

Issued and Outstanding

On March 8, 2006 (inception), the Company issued 240,000,000 shares of its common stock to its Directors for cash of $15,000. See Note 5.

On November 7, 2006 the Company accepted subscriptions for 30,000,000 common shares, or an aggregate of $50,000, from 40 investors under its registered offering.

On July 31, 2007, the Company effected a 60 for 1 forward stock split of its 4,500,000 issued and outstanding common shares, resulting in 270,000,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 60 for 1 forward stock split.

See Note 10.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company’s Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 8, 2006 (inception), the Company issued 240,000,000 shares of its common stock to its Directors for cash of $15,000. See Note 4.

See Note 10 Subsequent Events.

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(UNAUDITED)

NOTE 6. PROPERTY AND EQUIPMENT

	Cost	Accumulated amortization	Net book value
Computer hardware	$ 3,185	$ 442	$ 2,743
Software development costs- video distribution and billing	10,337	-	10,337
Software development costs – website	2,000	-	2,000
	$ 15,522	$ 442	$ 15,080

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

POINTSTAR ENTERTAINMENT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

On August 14, 2007 the company’s board of directors decided to explore and evaluate alternatives for the company’s business.

On August 21, 2007 the company’s president and the company’s secretary and a director returned 141,000,000 and 69,000,000 common shares respectively to the treasury for cancellation. Subsequent to the cancellation, there were 60,000,000 shares outstanding.

On August 22, 2007, the company closed a private placement, consisting of 3,000,000 units at a price of $0.50 per unit, for aggregate proceeds of US$1,500,000. Each unit consists of one common share, a share purchase warrant entitling the holder thereof to purchase one common share for $0.55 for a period of twenty-four months commencing from the closing of the private placement, and a second share purchase warrant entitling the holder thereof to purchase one common share for $0.60 for a period of thirty-six months commencing from the closing of the private placement.

Subsequent to these transactions, there are 63,000,000 common shares outstanding.

Item 2. Management’s Plan of Operation

Pointstar Entertainment Corp. was incorporated on March 8, 2006, in the State of Nevada. Pointstar’s principal executive offices are located at Loft Office Building 3, Suite #104, P.O. Box 500449, Dubai, United Arab Emirates. Our telephone number is 011-971-4-367-1342. As of the date hereof, we have no revenue, limited operations and no significant assets.

Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, Pointstar has been in the developmental stage. Our initial operations with respect to our business plan only commenced late in the third quarter of our last fiscal year, concurrent with the completion of our public offering.

Subsequent to our incorporation, we had been in the process of establishing ourselves as a company that seeks to obtain distribution rights for ethnic and special interest television programming and movies from film studios, television network companies, and independent production houses.

In the fourth quarter of our last fiscal year, we purchased all necessary development and deployment servers and completed our video server and a working prototype of our client software. Early in this quarter, we discovered that the software was unstable and that further work was required to make it feasible, which was beyond our existing financial resources. The development of the software was proving to be more challenging than initially anticipated, and we estimated that we required an additional $15,000 to complete development and approximately $40,000 to continue operations for the current fiscal year. Our Directors also held discussions with several content providers in North America. the Middle East and Europe. They did not conclude any agreement because of our current lack of a completed delivery platform. Therefore, we were forced to look at various alternatives to ensure the viability and solvency of our company.

On August 14, 2007, Mr. Altaf Alimohamed resigned as director but remained as our President. Mr. Imad Yassine was appointed as his replacement. Mr. Yassine also acquired 18,000,000 common shares from Mr. Alimohamed and Hulays, enabling him to become our largest stockholder subsequent to the transactions described herein (See “Other Information”). Subsequent to his appointment, Mr. Yassine has focused his efforts on the identification of business alternatives and additional financing. While he has identified promising prospects that are related to the environmental industry, at this stage there can be no assurance that we will be able to complete a transaction, or on terms acceptable to our company. On August 22, 2007 we were successful in completing a private placement for $1,500,000 which we now have available for working capital purposes.

Management Discussion and Analysis

At July 31, 2007, we had working capital of $4,269, compared to working capital of $9,848 at April 30, 2007. At July 31, 2007, our total assets consisted of cash of $6,245 and capital assets of $15,080, compared to cash of $17,741 and capital assets of $15,345 at April 30, 2007.

At July 31, 2007, our total current liabilities, all accounts payable, decreased to $1,976 from $7,893 at April 30, 2007.

Our company posted losses of $5,844 for the first quarter ended July 31, 2007, compared to $9,328 for the comparable quarter in 2006. From inception to July 31, 2007 we have incurred losses of $45,651. The principal component of our 2007 first quarter losses were professional fees of $3,900 (2006 - $8,200), general and administration expenses of $1,679 (2006 - $464) and amortization of $265 (2006 - $nil). In 2006 we also incurred website expenses of $664.

Prior to the completion of the private placement on August 22, 2007 we were insolvent and had no remaining cash. As of the date of this report, our cash balance is now approximately $1,500,000. Cash on hand is currently our only source of liquidity. We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Cash balances required to carry our corporate existence are dependent on our future business activities, which are still under review. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, we closed a private placement consisting of 3,000,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,500,000. Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of twenty-four months commencing from the closing of the private placement, at an exercise price of $0.55 per common share and (iii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of thirty-six months commencing from the closing of the private placement, at an exercise price of $0.60 per common share.

We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2007, our two officers and directors, collectively holding 88.88% of the issued and outstanding common shares of our company, approved by consent resolution an amendment to our articles to increase the authorized common stock of our company from 25,000,000 to 300,000,000 shares. There were no other matters submitted to stockholders during the period.

ITEM 5.                OTHER INFORMATION

On August 14, 2007 Mr. Alimohamed resigned as a director and Mr. Imad Yassine was appointed as his replacement. Concurrent with the resignation, on August 20, 2007 Mr. Yassine acquired 9,000,000 common shares from each of Mr. Alimohamed and Mr. Hulays at a price of $0.001 per share to hold 18,000,000 shares, for an aggregate of $18,000. The source of the funds used to acquire the 18,000,000 common shares was Mr. Yassine's personal funds.

On August 21, 2007 Mr. Altaf Alimohamed and Mr. Rafeh Hulays returned 141,000,000 and 69,000,000 common shares respectively to our treasury for cancellation. Subsequent to the cancellation, there were 60,000,000 shares outstanding.

Subsequent to the cancellation on August 21, 2007 and the private placement on August 22, 2007, Mr Yassine became our largest single stockholder holding 28.57% of our total outstanding common shares.

ITEM 6.                EXHIBITS

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on June 13, 2006)
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on June 13, 2006)
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on August 6, 2007)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 24, 2007).
10.2	Affiliate Stock Purchase Agreement dated August 20, 2007 between Imad Yassine, Altaf Alimohamed and Rafeh Hulays (incorporated by reference from Schedule 13D filed on August 24, 2007)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Altaf Alimohamed
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Altaf Alimohamed
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September , 2007.

POINTSTAR ENTERTAINMENT CORP.

Date: September 11 , 2007	By: /s/ Altaf Alimohamed
Name: Altaf Alimohamed
Title: President/CEO, principal executive officer

Date: September 11 , 2007	By: /s/ Rafeh Hulays
Name: Rafeh Hulays
Title: Chief Financial Officer, principal financial officer