Form 10QSB
period 2007-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2007-12-14
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

5927 Balfour Court, Suite 201 Carlsbad, CA 92008
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (760) 901-5404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares outstanding of the registrant’s class of common stock as of December 14, 2007: 90,000,000

Authorized share capital of the registrant: 300,000,000 common shares and 25,000,000 preferred shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended October 31, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the consolidated interim financial statements for the quarter ended October 31, 2007 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

Page Number

Balance Sheet as of October 31, 2007 (Unaudited)	3

Statements of Operations for the three month and six month periods ended October 31, 2007 and 2006 and for the period from inception to October 31, 2007 (Unaudited)	4

Statement of Stockholder’s Equity for the period from inception to October 31, 2007 (Unaudited)	5

Statements of Cash Flows for the six month periods ended October 31, 2007 and 2006 and for the period from inception to October 31, 2007 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7-10

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEET AS OF OCTOBER 31, 2007
(UNAUDITED)

ASSETS
Current assets
Cash and cash equivalents	$612,552
Patents, – net of accumulated amortization	13,953,371
Total assets	$14,565,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,525
Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and oustanding	90,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-
Additional paid-in capital	14,974,967
Deficit accumulated during the development stage	(510,569)
Total stockholders’ equity	14,554,398
Total liabilities and stockholders' equity	$14,565,923

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Amounts From
					Date of
		Three			Incorporation
	Three Month	Month	Six Month	Six Month	on March 8
	Periods Ended	Periods	Periods Ended	Periods Ended	2006 to
	October 31,	Ended	October 31,	October 31,	October 31,
	2007	October 31,	2007	2006	2007
		2006

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization	296,712	-	296,977	-	297,154
General & Administrative	155,797	1,963	161,286	11,291	200,916

Net loss from operations	452,509	1,963	458,263	11,291	498,070

OTHER INCOME
(EXPENSES)
Loss on disposal of equipment	(15,080)	-	(15,080)	-	(15,080)
Interest income	2,581	-	2,581	-	2,581

Total other income (expenses)	(12,499)	-	(12,499)	-	(12,499)

Net loss	$465,008	$1,963	$470,762	$11,291	$510,569

Basic and diluted loss per
Common share (1)

Weighted average number
of shares
outstanding (Note 4)	124,766,667	4,000,0001	198,961,957	4,000,000

(1) less than $0.01

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
TO OCTOBER 31, 2007
(UNAUDITED)

					Deficit
					Accumulated
	Common Stock			Additional	During the		Total
				Paid in	Development		Stockholders'
	Shares	Amount		Capital	Stage		Equity

Inception, March 8, 2006		$-	$		$-	$

Initial capitalization
Sale of common stock	240,000,000	240,000		(225,000)	-		15,000
Net loss for the period	-	-		-	(4,077)		(4,077)

Balance, April 30, 2006	240,000,000	240,000		(225,000)	(4,077)		10,923
Sale of common stock	30,000,000	30,000		20,000	-		50,000
Net loss for year ended April 30,
2007	-	-		-	(35,730)		(35,730)

Balance, April 30, 2007	270,000,000	270,000		(205,000)	(39,807)		25,193
Returned to treasury	(210,000,000)	(210,000)		210,000	-		-
Shares issued for cash	3,000,000	3,000		1,496,967	-		1,499,967
Shares issued to purchase of
patent	27,000,000	27,000		13,473,000	-		13,500,000
Net loss for the period	-	-		-	(470,762)		(470,762)

Balance, October 31, 2007	90,000,000	$90,000		$14,974,967	$(510,569)		$14,554,398

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED OCTOBER 31, 2007
AND 2006
AND FOR THE PERIOD SINCE INCEPTION TO OCTOBER 31, 2007
(UNAUDITED)

			Cumulative
			Amounts
			From
			Date of
			Incorporation
	6 Month	6 Month	on March 8
	Periods	Periods Ended	2006 to
	Ended	October 31,	October 31,
	October 31,	2006	2007
	2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(470,762)	$(11,291)	$(510,569)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Loss on disposal of assets	15,080	-	15,080
Amortization	296,977	-	297,154

Increase in accounts payable	3,549	700	11,525

Net cash used in operating activities	(155,156)	(10,591)	(186,810)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock	1,500,000	-	1,564,967

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	-	-	(15,257)
Purchase of patent	(750,033)	-	(750,348)

Net cash used in investing activities	(750,033)	-	(765,605)

Change in cash and cash equivalents during the period	594,811	(10,591)	612,552

Cash and cash equivalents, beginning of the period	17,741	10,923	-

Cash and cash equivalents, end of the period	$612,552	$332	$612,552

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosure for non-cash investing and
financing activities:
Shares issued for purchase of patents	$13,500,000	$-	$13,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

October 31, 2007

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations since inception to date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and Generally Accepted Accounting Principles for interim financial reporting. The consolidated financial statements include the accounts of the Company. The information furnished herein reflects all adjustments consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended April 31, 2007 included in the Company's Annual Report on Form 10-KSB. The results of the six month period ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending April 30, 2007.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

October 31, 2007

NOTE 2. (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of October 31, 2007 there were no significant impairments of its long-lived assets.

NOTE 3. PATENTS ACQUISITION

The Company acquired certain patents for Waste Water Treatment Plant and Method in exchange for $750,082 cash and 27,000,000 shares, during the three month period ended October 31, 2007. The shares were valued at $13,500,000 which was the fair market value on the date of acquisition. The patents will be amortized over the useful life of 5 years.

The Company recorded an amortization of $296,712 during the three and six month periods ended October 31, 2007.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

October 31, 2007

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2007 of $510,569. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. STOCKHOLDERS’ EQUITY

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

On August 22, 2007, the Company issued 3,000,000 shares of its common stock for cash of $1.5 million. The shares were part of a unit comprising of one share and two warrants. The warrants have exercise prices of $0.55 and $0.60.

On August 24, 2007 the Company cancelled 210,000,000 shares of its common stock and these shares were returned to treasury.

On September 18, 2007, the Company issued 27,000,000 shares of its common stock in exchange for the rights to the Waste Water Treatment Plant and Method. These shares have been valued at the fair market value on the date of acquisition of $0.50 per share for total proceeds of $13,500,000.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

October 31, 2007

NOTE 5. STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

The following table outlines warrants outstanding as at October 31, 2007:

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Warrants	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.55	1,500,000	1.83	$0.55	1,500,000	$0.55	1,950,000
$0.60	1,500,000	3.83	$0.60	1,500,000	$0.60	1,950,000

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 2 and 4 years, dividend yield of 0%, risk free interest rate of 3.125% and 3.335%% and volatility of xxx%. The fair value of the warrants was adjusted against additional paid in capital.

Stock Options

As at October 31, 2007, the Company does not have a stock option plan and consequently there are no stock options outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company’s Directors provides office space free of charge.

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

During the three month period, the company paid $15,000 in consulting fees to the president of the Company. The Company also has a commitment to grant 100,000 options to this consultant.

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS:

The Company is obligated to pay the Mr. Hans Badreddine (President of the Company) a bonus based upon the following terms:

  $750,000 upon the due execution and delivery, within 90 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $6,000,000;

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

October 31, 2007

NOTE 7. CONTINUED.

  $1,000,000 upon the due execution and delivery, within 90 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $10,000,000.

The Company is obligated to issue 100,000 stock options to a consultant at a the lowest price permitted as outlined in the Company’s stock option plan which has yet to be implemented.

The Company also has a rent commitment until February 2008 for a monthly rent of $1,325.

NOTE 8. SUBSEQUENT EVENT:

Subsequent to October 31, 2007, the company granted 150,000 options exercisable at a price of $0.50. The options are exercisable until November 5, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This current report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 16 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", and "our" refer to Bioshaft Water Technology, Inc.

General Overview

Bioshaft Water Technology, Inc. was incorporated on March 8, 2006, in the State of Nevada under the name Pointstar Entertainment Corp. Effective September 28, 2007, we completed a merger with our subsidiary, Bioshaft Water Technology, Inc., a Nevada corporation. As a result, we changed our name from Pointstar Entertainment Corp. to Bioshaft Water Technology, Inc. Our new stock symbol is BSHF.

Our principal executive offices are located at 5927 Balfour Court, Suite 201, Carlsbad, CA 92008 and our telephone number is 760.901.5404.

Since our incorporation, we had been in the process of establishing ourselves as a company that seeks to obtain distribution rights for television programming and movies from film studios, television network companies, and independent production houses. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

On August 14, 2007, Imad Kamel Yassine replaced Altaf Alimohamed as one of our directors. Subsequent to his appointment, Mr. Yassine has focused his efforts on the identification of business alternatives and additional financing.

On September 18, 2007, we entered into an asset purchase agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine pursuant to which we acquired U.K. Patent GB2390365 titled "WASTE WATER TREATMENT PLANT AND METHOD" and related U.S. and European patent applications for the design of a certain waste water treatment plant system. In consideration for the U.K. patent and related U.S. and European patent applications, we issued to Dr. Badreddine, the principal shareholder of Hans Bio Shaft Limited, 27,000,000 restricted shares of our common stock. In addition to the shares, we paid cash consideration of $750,000 to Dr. Badreddine.

Furthermore, pursuant to the asset purchase agreement, we agreed to pay Dr. Badreddine additional amounts of up to $1,750,000 on the following terms:

a)

$750,000 upon the due execution and delivery, within 90 days from the closing of the transactions contemplated under the asset purchase agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $6,000,000; and

b)

$1,000,000 upon the due execution and delivery, within 180 days from closing of the transactions contemplated under the asset purchase agreement, of additional contracts for the purchase of the waste water plant system in the aggregate amount of $10,000,000.

Pursuant to the asset purchase agreement, we closed a private placement consisting of 3,000,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,500,000 on August 22, 2007. Each unit consists of: (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of twenty-four months commencing from the closing of the private placement, at an exercise price of $0.55 per common share; and (iii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of thirty-six months commencing from the closing of the private placement, at an exercise price of $0.60 per common share. We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Furthermore, pursuant to the asset purchase agreement, our directors passed resolutions appointing Dr. Badreddine as our president and a director of our company and we agreed to change our name to Bioshaft Water Technology, Inc.

With the completion of the asset purchase agreement to acquire the U.K. patent and related U.S. and European patent applications, we changed our business to the business of designing and manufacturing domestic waste water treatment plant system. We are currently engaged in a specific branch of waste water treatment known as domestic waste or sewage treatment. In the future, we also plan to expand into the treatment of industrial waste.

Plan of Operations

General Overview

We were incorporated under the laws of the State of Nevada on March 8, 2006. Since our incorporation, we had been in the process of establishing ourselves as a company that seeks to obtain distribution rights for television programming and movies from film studios, television network companies, and independent production houses. Because we were not successful in implementing our business plan, we decided to change our business to the business of designing and manufacturing domestic waste water treatment plant system.

On September 18, 2007, we entered into an asset purchase agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine pursuant to which we purchased U.K. Patent GB2390365 titled "WASTE WATER TREATMENT PLANT AND METHOD" and related U.S. and European patent applications from Hans Bio Shaft Limited. In consideration for the U.K. patent and related U.S. and European patent applications, we issued to Dr. Badreddine, the principal shareholder of Hans Bio Shaft Limited, 27,000,000 restricted shares of our common stock and paid $750,000 in cash.

Furthermore, pursuant to the asset purchase agreement, our directors passed resolutions appointing Dr. Badreddine as our President and a director of our company and we agreed to change our name Bioshaft Water Technology, Inc.

Over the next twelve months, we plan to:

  to penetrate the waste water treatment industry worldwide by stressing the cost advantages and space saving capabilities of the Hans BioShaft System;

  build up a network of strategic alliances with several types of companies, including contractors that specialize in the construction of water treatment plants, engineering firms that work with municipalities and firms that specialize in Build Own Operate project utilities;

  form a partnership with a Chinese manufacturer that we can outsource to, and fabricate up to 2 Hans BioShaft units per month within the first 3 months;

  implement our pilot project in Southern California where we will setup and operate a packaged unit in order to complete the municipal permitting process for the California commission on environmental quality; and

  fill the positions of chief executive officer, chief financial officer, vice president of marketing and three sales engineers.

Cash Requirements

For the next 12 months we plan to expend a total of approximately $3,410,000 in implementing our new business plan of designing and manufacturing domestic waste water treatment plant system. In addition, under the asset purchase agreement that we entered into with Hans Bio Shaft Limited and Hassan Hans Badreddine, we agreed to pay (1) $750,000 upon the due execution and delivery, within 90 days from the closing of the transactions contemplated under the asset purchase agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $6,000,000 and (2) $1,000,000 upon the due execution and delivery, within 180 days from the closing of the transactions contemplated under the asset purchase agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $10,000,000.

In addition, we estimate our operating expenses and working capital requirements for the next twelve months as follows:

Estimated Expenses
Marketing/Promotion	$350,000
Officer and Employee Compensation	$1,900,000
Rent and Utilities	$310,000
General and Administrative	$850,000
Total	$3,410,000

Sales and Marketing

We anticipate that we may spend up to $350,000 in the next 12 months in the sales and marketing of our waste water treatment plant system. This amount reflects our commitment to invest in promotional activities for our potential products.

Officer and Employee Compensation

We plan to employ a number of executive officers including a chief executive officer, a chief financial officer, vice president of marketing and three sales engineers. We anticipate that we may spend up to $1,650,000 to hire officers and employees. We also anticipate that we may spend approximately $250,000 in payroll taxes.

Rent and Utilities

We anticipate spending approximately $310,000 on rents and utilities in the next 12 months.

General Administration

We anticipate spending approximately $200,000 on general and administration costs in the next 12 months. These costs will consist primarily of accounting fees, banking, legal fees and telephone and utility bills.

Trends and Uncertainties

We cannot predict whether or when our potential customers purchase our products and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Liquidity and Capital Resources

As of October 31, 2007, we had cash of $612,522 and working capital of $601,027. Prior to the completion of the private placement for $1,500,000 on August 22, 2007 we were insolvent and had no remaining cash. Cash on hand is currently our only source of liquidity. We have not had revenues from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company's cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $2,660,000 over the next twelve month period to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent Private Placements

On August 22, 2007, we closed a private placement consisting of 3,000,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,500,000. Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of 24 months commencing from the closing of the private placement, at an exercise price of $0.55 per common share and (iii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of 36 months commencing from the closing of the private placement, at an exercise price of $0.60 per common share.

Capital Expenditures

Other than as required under the terms of the Asset Purchase Agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine, as of September 18, 2007, we do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

RISK FACTORS

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to October 31, 2007, we have incurred aggregate net losses of $510,569 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which itself is subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $3,410,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our waste water treatment plant system will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

  support our planned growth and carry out our business plan;

  protect our intellectual property;

  hire top quality personnel for all areas of our business

  address competing technological and market developments; and

  market and develop our technologies.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have just completed our acquisition of U.K. Patent GB2390365 and our company has no operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our products and technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products, technologies and the expansion of our marketing and commercialization efforts internationally, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

We do not have the ability to manufacture our product on a commercial scale and will need to rely on third-party manufacturers and other third parties for production of our products, and our dependence on these manufacturers may impair the development of our product candidates.

Currently, we do not have the ability internally to manufacture our product on a commercial scale. We are in the process of identifying manufacturers for long-term supply contracts of components and subassemblies of our product. There are several potential manufacturers capable of manufacturing components and subassemblies for our waste water treatment plant system. There can be no assurance that we will be able to successfully negotiate long-term agreements with any of such potential manufacturers at a reasonable price and on other acceptable terms.

If our third-party manufacturers fail to deliver our products on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay, suspend or otherwise discontinue development and production of our product. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for our product, this process would likely cause a delay in the availability of our product and an increase in costs. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, third-party manufacturers may have a limited number of facilities in which our product can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product.

We depend upon a number of third party suppliers for component parts for our products, and any disruption from such suppliers could prevent us from delivering our products to our customers within required timeframes or at scheduled prices, which could result in order cancellations and a decline in sales.

We assemble our products using materials and components procured from a number of third-party suppliers. If we fail to maintain our relationships with these suppliers, we may be unable to assemble our products or our products may be available only at a higher cost or after a long delay. We may be unable to obtain comparable materials and components from alternative suppliers. Our failure to obtain components that meet our quality, quantity, technological and cost requirements in a timely manner may interrupt or impair our ability to assemble our products or it may increase our manufacturing cost. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Any of these factors could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations which would adversely affect our business operations.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of a patent, patent applications and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Our pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

The manufacture, use or sale of our waste water treatment plant system may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

  incur substantial monetary damages;

  encounter significant delays in marketing our waste water treatment plant system;

  be unable to conduct or participate in the manufacture, use or sale of our waste water treatment plant system;

  lose patent protection for our inventions and products; or

  find that our patents are unenforceable, invalid, or have a reduced scope of protection.

Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our waste water treatment plant system in United States, Central and Eastern Europe, Asia and Middle East and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm our company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by our company.

Because our waste water treatment plant system has not been accepted as a recognized form of waste water treatment, we face significant barriers to acceptance of our services.

Our waste water treatment plant system has not been fully utilized in any particular market. The use of equipment such as ours is a relatively new form of waste water treatment. Traditionally, these services are provided through other treatment methodologies, such as chemicals or other aeration methods. Accordingly, we face significant barriers to overcome the consumer preferences of traditionally used treatment programs for the type of waste water treatment products and services that we offer.

Market acceptance of our products and services will depend in large part upon our ability to demonstrate the technical and operational advantages and cost effectiveness of our products and services as compared to alternative, competing products and services, and our ability to train customers concerning the proper use and application of our products. There can be no assurance that our products and services will achieve a level of market acceptance that will be profitable for us.

Our waste water treatment plant system may not achieve market acceptance at a level necessary for us to operate successfully.

Our waste water treatment plant system may not achieve market acceptance at a level necessary to enable production at a reasonable cost, to support the required sales and marketing effort, to effectively service and maintain, and to support continuing research and development costs. In addition, our waste water treatment plant system may:

· be difficult or overly expensive to produce;

  fail to achieve performance levels expected by customers;

  have a price level that is unacceptable in our targeted industries; or

  be precluded from commercialization by the proprietary rights of others or other competitive forces.

We cannot assure you that we will be able to successfully manufacture and market our waste water treatment plant system on a timely basis, achieve anticipated performance levels or throughputs, gain and maintain industry acceptance of our waste water treatment plant system or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on our business, financial condition and results of operations.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our waste water treatment products and services is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent business risk of exposure to product liability claims in the event that an individual is harmed because of the failure of our products to function properly. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  decreased demand for our products;

  injury to our reputation;

  costs of related litigation;

  substantial monetary awards to plaintiffs;

  loss of revenues; and

  the inability to commercialize our technologies.

We currently carry no product liability insurance. Although we expect to obtain product liability insurance coverage in connection with the commercialization of our products, such insurance may not be available on commercially reasonable terms or at all, or such insurance, even if obtained, may not adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business and prospects.

Products which incorporate our waste water treatment technology will be subject to extensive regulation, which can be costly and time-consuming and could subject us to unanticipated delays or prevent us from obtaining the required approvals to commercialize our products.

Before we can market and sell products which incorporate our waste water treatment technology in the United States and abroad, extensive regulatory testing, inspection and approvals may be required. The regulatory process can be costly and time consuming. Our products which incorporate the waste water treatment technology may not receive necessary regulatory approval. Even if these products receive approval, the approval process might delay marketing and sale of our products, which may lead to a failure to meet our sales projections.

We will be subject to laws, regulations and other procedures with respect to government procurement.

Because we plan to sell some of our products to government agencies, we will be subject to laws, regulations and other procedures that govern procurement and contract implementation by those agencies. These agencies are likely to impose vendor qualification requirements, such as requirements with respect to financial condition, insurance and history. We have limited experience with government procurement and cannot assure you that we will be able to meet existing or future procurements laws, regulations and procedures or that we will be able to qualify as a vendor.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, a majority of our directors and our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

Our bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins, and could result in exchange losses.

Although our reporting currency is the United States dollar, we intend to conduct our business and incur costs in the local currency of the other countries in which we intend to operate. Changes in exchange rates between foreign currencies and the United States dollar could affect our net sales and cost of sales figures, and could result in exchange losses. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a dollar currency other than the United States.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 300,000,000 shares of common stock and 25,000,000 preferred shares with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our president and chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our president and chief executive officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended October 31, 2007.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. .

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

3.4

Articles of Merger filed with the Secretary of State of Nevada on September 24, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 28, 2007)

(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 24, 2007).

10.2	Affiliate Stock Purchase Agreement dated August 20, 2007 between Imad Yassine, Altaf Alimohamed and Rafeh Hulays (incorporated by reference from Schedule 13D filed on August 24, 2007)

10.3

Asset Purchase Agreement dated September 18, 2007 between Hans Bio Shaft Limited, Hassan Hans Badreddine and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2007.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 14, 2007	By: /s/ Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2007	By: /s/ Rafeh Hulays
Name: Rafeh Hulays
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)