Form 10QSB
period 2008-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2008-03-17
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Spectrum Technology Centre, 184 Technology Drive, Suite 201, Irvine CA 92618
(Address of principal executive offices)

(949) 748-8050
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sectio 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No. [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March March 14, 2008: there were 90,000,000 shares of common stock, par value of $0.001 outstanding.

Authorized share capital of the registrant: 300,000,000 common shares and 25,000,000 preferred shares, par value of $0.001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheet as of January 31, 2008 (Unaudited)	3
Statements of Operations for the three month and nine month periods ended January 31, 2008, and 2007 and for the period from inception to January 31, 2008 (Unaudited)	4
Statement of Stockholder’s Equity for the period from inception to January 31, 2008 (Unaudited)	5
Statements of Cash Flows for the six month periods ended January 31, 2008 and 2007 and for the period from inception to January 31, 2008 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7-10

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEET AS OF JANUARY 31, 2008
(UNAUDITED)

ASSETS
Current assets
Cash and cash equivalents	$344,391
Non current assets
Computer – net	3,984
Patents – net	13,235,009
Total Non current assets	13,238,993
Total assets	$13,583,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,179
Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and oustanding	90,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-
Additional paid-in capital	15,176,897
Deficit accumulated during the development stage	(1,724,692)
Total stockholders’ equity	13,542,205
Total liabilities and stockholders' equity	$13,583,384

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Amounts From
	Three	Three	Nine	Nine	Date of
	Month	Month	Month	Month	Incorporation
	Period	Period	Period	Period	on March 8
	Ended	Ended	Ended	Ended	2006 to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation & amortization	718,725	-	1,015,702	-	1,015,879
General & Administrative	297,494	14,453	458,780	25,744	498,410
Stock based compensation	201,930	-	201,930	-	201,930

Net loss from operations	1,218,149	14,453	1,676,412	25,744	1,716,219

OTHER INCOME
(EXPENSES)
Loss on disposal of equipment	-	-	(15,080)	-	(15,080)
Interest income	4,026	-	6,607	-	6,607

Total other income (expenses)	4,026	-	(8,473)	-	(8,473)

Net loss	$1,214,123	$14,453	$1,684,885	$25,744	$1,724,692

Basic and diluted loss per
Common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic & diluted weighted
average number
of shares	270,000,0000	4,000,0001	162,419,355	4,000,000
outstanding

Weighted average number of dilutive shares has not been calculated as the dilutive shares will be anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
TO JANUARY 31, 2008
(UNAUDITED)

					Deficit
					Accumulated
	Common Stock			Additional	During the		Total
				Paid in	Development		Stockholders'
	Shares	Amount		Capital	Stage		Equity

Inception, March 8, 2006		$-	$		$-	$

Initial capitalization
Sale of common stock	240,000,000	240,000		(225,000)	-		15,000
Net loss for the period	-	-		-	(4,077)		(4,077)

Balance, April 30, 2006	240,000,000	240,000		(225,000)	(4,077)		10,923
Sale of common stock	30,000,000	30,000		20,000	-		50,000
Net loss for year ended April 30,
2007	-	-		-	(35,730)		(35,730)

Balance, April 30, 2007	270,000,000	270,000		(205,000)	(39,807)		25,193
Returned to treasury	(210,000,000)	(210,000)		210,000	-		-
Shares issued for cash	3,000,000	3,000		1,496,967	-		1,499,967
Shares issued to purchase of
patent	27,000,000	27,000		13,473,000	-		13,500,000
Stock based compensation	-	-		201,930	-		201,930
Net loss for the period	-	-		-	(1,684,885)		(1,684,885)

Balance, January 31, 2008	90,000,000	$90,000		$15,176,897	$(1,724,692)		$13,542,205

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED JANUARY 31, 2008 AND 2007
AND FOR THE PERIOD SINCE INCEPTION TO JANUARY 31, 2008
(UNAUDITED)

			Cumulative
			Amounts
			From
			Date of
	Nine	Nine	Incorporation
	Month	Month	on March 8
	Period Ended	Period Ended	2006 to
	January 31,	January 31,	October 31,
	2008	2007	2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,684,885)	$(25,744)	$(1,724,692)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Loss on disposal of assets	15,080	-	15,080
Depreciation & amortization	1,015,702	-	1,015,879
Stock based compensation	201,930	-	201,930

Increase in accounts payable	33,202	700	41,095

Net cash used in operating activities	(418,971)	(25,044)	(450,708)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock	1,500,000	50,000	1,565,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	(4,346)	(9,837)	(19,868)
Purchase of patent	(750,033)	-	(750,033)

Net cash used in investing activities	(754,379)	(9,837)	(769,901)

Change in cash and cash equivalents during the period	326,650	15,119	344,391

Cash and cash equivalents, beginning of the period	17,741	10,923	-

Cash and cash equivalents, end of the period	$344,391	$26,042	$344,391

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosure for non-cash investing and
financing activities:
Shares issued for purchase of patents	$13,500,000 $	-	$13,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2008

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations since inception to date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and Generally Accepted Accounting Principles for interim financial reporting. The consolidated financial statements include the accounts of the Company. The information furnished herein reflects all adjustments consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended April 31, 2007 included in the Company's Annual Report on Form 10-KSB. The results of the six month period ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending April 30, 2008.

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

January 31, 2008

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

Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of January 31, 2008 there were no significant impairments of its long-lived assets.

NOTE 3. PATENTS ACQUISITION

The Company acquired certain patents for Waste Water Treatment Plant and Method in exchange for $750,082 cash and 27,000,000 shares, during the nine month period ended January 31, 2008. The shares were valued at $13,500,000 which was the fair market value on the date of acquisition. The patents will be amortized over the useful life of 5 years.

The Company recorded an amortization of $718,360 and $1,015,074 during the three and nine month periods ended January 31, 2008.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2008

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to January 31, 2008 of $1,706,859. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2008

NOTE 5. STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

The following table outlines warrants outstanding as at January31, 2008:

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Warrants	Life	Exercise	Warrants	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.55	1,500,000	1.83	$0.55	1,500,000	$0.55	1,815,000

$0.60	1,500,000	3.83	$0.60	1,500,000	$0.60	1,740,000

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 2 and 4 years, dividend yield of 0%, risk free interest rate of 3.125% and 3.335%% and volatility of 53%. The fair value of the warrants was adjusted against additional paid in capital.

Stock Options
		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Options	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.50	250,000	5	$0.50	100,000	$0.50	126,000

Stock Based Compensation

The Company granted 100,000 options at an exercise price of $0.50 to a consultant in exchange for services to be rendered by the consultant. These options were vested on the date of grant. The Company granted another 150,000 options to another consultant at exercise price of $0.50 which have a vesting schedule extending over a period of 3 years from the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Risk free interest rate	3.50%
Expected dividend yield	0%
Expected stock price volatility	150%
Expected life of options	5 years

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

January 31, 2008

NOTE 5. STOCKHOLDERS’ EQUITY (CONTINUED)

The grant-date fair value of options granted during the quarter ended January 31, 2008 was $1.43 and $1.91.

Total stock-based compensation for the quarter ended January 31, 2008 was $201,930.

NOTE 6. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

The Company paid $45,000 and $65,000 in consulting fees to the president of the Company during the three month and nine month period ended January 31, 2008. The Company paid $45,000 and $75,000 in consulting fees to the COO of the Company during the three month and nine month period ended January 31, 2008.The Company also paid $25,500 and $42,500 to the COO’s son for consulting fee during the three month and nine month period ended January 31, 2008.

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS:

The Company is obligated to pay the Mr. Hans Badreddine (President of the Company) a bonus based upon the following terms:

  $750,000 upon the due execution and delivery, within 365 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $6,000,000;

  $1,000,000 upon the due execution and delivery, within 365 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $10,000,000.

The Company also has a rent commitment until February 2011 for a monthly rent of $4,642.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 (the "1933 Act"), as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended (the "1934 Act"). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" herein and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to updated forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (the "U.S. GAAP").

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Bioshaft" mean Bioshaft Water Technology, Inc., unless the context clearly requires otherwise.

Introduction

We were incorporated on March 8, 2006, under the laws of the State of Nevada as "Pointstar Entertainment Corp." Effective September 28, 2007, we completed a merger with our subsidiary, "Bioshaft Water Technology, Inc.", also a Nevada corporation. As a result, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc." Our new stock symbol is "BSHF".

Our principal executive offices are located at Spectrum Technology Centre, 184 Technology Drive, Suite 201, Irvine, CA 92618 and our telephone number is (949) 748-8050.

Since our incorporation, we had been in the process of establishing ourselves as a company that seeks to obtain distribution rights for television programming and movies from film studios, television network companies, and independent production houses. However, we were not successful in implementing our business plan and we considered various alternatives to ensure the viability and solvency of our company.

On August 14, 2007, Imad Kamel Yassine replaced Altaf Alimohamed as one of our directors. Subsequent to his appointment, Mr. Yassine focused his efforts on the identification of business alternatives and additional financing.

On September 18, 2007, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with Hans Bio Shaft Limited ("HBSL") and Hassan Hans Badreddine ("Dr. Badreddine"), pursuant to which we acquired from HBSL U.K. Patent GB2390365 titled "WASTE WATER TREATMENT PLANT AND METHOD" (the "U.K. Patent") and related United States and European patent applications for the design of a certain waste water treatment plant system. In consideration for the U.K. Patent and related United States and European patent applications, we issued to Dr. Badreddine, the principal shareholder of HBSL, 27,000,000 restricted common shares of our common stock. In addition to the common shares, we paid Dr. Badreddine, a cash consideration in the amount of $750,000.

Furthermore, pursuant to the Asset Purchase Agreement, we agreed to pay Dr. Badreddine additional amounts of up to $1,750,000 on the following terms:

(a)

$750,000 upon the due execution and delivery, within 365 days from the closing of the transactions contemplated under the Asset Purchase Agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $6,000,000; and

(b)

$1,000,000 upon the due execution and delivery, within 365 days from closing of the transactions contemplated under the Asset Purchase Agreement, of additional contracts for the purchase of the waste water plant system in the aggregate amount of $10,000,000.

Pursuant to the Asset Purchase Agreement, on August 2, 2007, we closed a private placement (the "Private Placement") consisting of 3,000,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,500,000. Each unit consisted of: (a) one common share; (b) one common share purchase warrant entitling the holder thereof to purchase one common share for a period of twenty-four months commencing from the closing of the Private Placement at an exercise price of $0.55 per common share; and (c) one common share purchase warrant entitling the holder thereof to purchase one common share for a period of thirty-six months commencing from the closing of the Private Placement at an exercise price of $0.60 per common share. We issued the units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the 1933 Act.

Furthermore, pursuant to the Asset Purchase Agreement, our directors passed resolutions, whereby Dr. Badreddine was appointed as our president and a director and our name was changed from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.".

With the completion of the Asset Purchase Agreement to acquire the U.K. Patent and related United States and European patent applications, we changed our business to the business of designing and manufacturing domestic waste water treatment plant system. We are currently engaged in a specific branch of waste water treatment known as domestic waste or sewage treatment. In the future, we also plan to expand into the treatment of industrial waste.

Plan of Operation

General Overview

Over the next twelve months ending February 28, 2009, we plan to:

  penetrate the waste water treatment industry worldwide by stressing the cost advantages and space saving capabilities of the Hans BioShaft System;

  build up a network of strategic alliances with several types of companies, including contractors that specialize in the construction of water treatment plants, engineering firms that work with municipalities and firms that specialize in “build own operate” project utilities;

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

Cash Requirements

Over the next 12 months ending February 28, 2009, we anticipate that we will incur the following operating expenses totaling approximately $3,410,000 in implementing our new business plan of designing and manufacturing domestic waste water treatment plant system as follows:

Expenses	Estimated Cost
Marketing/Promotion	$350,000
Officer and Employee Compensation	$1,900,000
Rent and Utilities	$310,000
General and Administrative	$850,000
Total	$3,410,000

In addition to the above estimated expenses, under the Asset Purchase Agreement that we entered into with HBSL and Dr. Badreddine, we agreed to pay: (a) $750,000 upon the due execution and delivery, within 90 days from the closing of the transactions contemplated under the Asset Purchase Agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $6,000,000; and (b) $1,000,000 upon the due execution and delivery, within 180 days from the closing of the transactions contemplated under the Asset Purchase Agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $10,000,000.

Results of Operations

Nine Months Summary

	Nine Months Ended January 31,
	2008	2007
Operating Expenses	$1,676,412	$25,744
Interest and Dividend Income	(6,607)	-
Loss on disposal of equipment	15,080	-
Net Loss	$1,684,885	$25,744

Revenue

We have not had revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Nine Months Ended January 31,
	2008	2007
General and Administrative	$458,780	$25,744
Depreciation and amortization	1,015,702	-
Stock based compensation expense	201,930	-
Net Loss from operations	$1,676,412	$25,744

Total operating expenses during the nine months ended January 31, 2008 increased (or decreased) as compared to the comparative period in 2007 because of amortization and deprecation related to the purchase of a patent, stock based compensation expense and an increase to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	At January 31,
	2008	2007
Current assets	$344,391	$26,042
Current liabilities	41,179	700
Working capital	$300,212	$25,342

Cash Flows

	Nine Months Ended January 31,
	2008	2007
Net cash flows used in operating activities	$(418,971)	$(25,044)
Net cash flows used in investing activities	(754,379)	(9,837)
Net cash flows provided by financing activities	1,500,000	50,000
Net increase in cash during period	$326,650	$15,119

Future Financing

Prior to the completion of the Private Placement for $1,500,000 on August 22, 2007, we were insolvent and had no remaining cash. We have not had revenues from inception and cash on hand is currently our only source of liquidity. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

Management believes that our cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $2,660,000 over the next twelve month period to fund our operating cash shortfall. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Capital Expenditures

Other than as required under the terms of the Asset Purchase Agreement with HBSL and Dr. Badreddine, as of March 14, 2008, we do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a Chief Executive Officer, a Chief Financial Officer, vice president of marketing and three sales engineers. We anticipate that we may spend up to $1,650,000 to hire officers and employees and up to $250,000 in payroll taxes.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Estimates

Our financial statements have been prepared in accordance with the U.S. GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of significant accounting policies.

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

From inception to January 31, 2008, we have incurred aggregate net losses of $1,724,692 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

  protect our intellectual property;

  hire top quality personnel for all areas of our business;

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have just completed our acquisition of the U.K. Patent and our company has no operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Currently, we do not have the ability to internally manufacture our product on a commercial scale. We are in the process of identifying manufacturers for long-term supply contracts of components and subassemblies of our product. There are several potential manufacturers capable of manufacturing components and subassemblies for our waste water treatment plant system. There can be no assurance that we will be able to successfully negotiate long-term agreements with any of such potential manufacturers at a reasonable price and on other acceptable terms.

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

If we infringe or are alleged to have infringed another party's patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

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

Although we are organized under the laws of the State of Nevada, United States, a majority of our directors and our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

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

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-

institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended January 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of January 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended January 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Management's Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On October 24, 2007, our board of directors adopted a stock option plan (the “Plan”). The purpose of the Plan is: (a) to retain the services of our key employees and consultants and such other person as the Plan Administrator (as defined in the Plan) may select in accordance with the terms of the Plan; (b) to serve as an aid and inducement in the hiring of new employees; and (c) to provide an equity incentive to employees, consultants and other persons selected by the Plan Administrator. The Plan provides for the granting to our employees or to employees of our Related Corporation (as defined in the Plan) and to such other persons as the Plan Administrator shall select, of stock options to acquire up to a total of 10% of the issued and outstanding shares in our common stock from time to time. Please refer to a copy of the Plan attached hereto as Exhibit 10.5 for details regarding the other terms of the Plan.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)
10.5*	Stock Option Plan of the Company dated December 15, 2007
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2008.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 14, 2008	By: /s/ Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2008	By: /s/ Rafeh Hulays
Name: Rafeh Hulays
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)