Form 10KSB
period 2008-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2008-08-13
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Spectrum Technology Centre,
184 Technology Drive, Suite 201, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (949) 748-8050

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $Nil.

- ii -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

40,000,000(1) common shares at $0.975 (2) = $39,000,000

(1) Based on 90,000,000 common shares issued and outstanding as of August 6, 2008 minus 50,000,000 common shares held by affiliates.

(2) Based on a price of $0.975 per share, being the average of the bid ($0.95) and ask ($1.00) closing prices for the shares of our common stock as quoted on the OTC Bulletin Board on August 7, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 90,000,000 shares of common stock as of August 6, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Bioshaft" mean Bioshaft Water Technology, Inc., unless otherwise indicated.

General

We were incorporated on March 8, 2006, under the laws of the State of Nevada as "Pointstar Entertainment Corp". Effective September 28, 2007, we completed a merger with our subsidiary, "Bioshaft Water Technology, Inc.", also a Nevada corporation. As a result, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.". Effective September 28, 2007, our trading symbol on the OTC Bulletin Board was changed to "BSHF".

Our principal executive offices are located at Spectrum Technology Centre, 184 Technology Drive, Suite 201, Irvine, CA 92618 and our telephone number is (949) 748-8050.

Current Business

During the period from our incorporation until September 18, 2007, we were in the process of establishing ourselves as a company that sought to obtain distribution rights for television programming and movies from film studios, television network companies, and independent production houses. However, we were not successful in implementing our business plan and we therefore considered various alternatives to ensure the viability and solvency of our company.

On August 14, 2007, Imad Kamel Yassine replaced Altaf Alimohamed as one of our directors. Subsequent to his appointment, Mr. Yassine focused his efforts on the identification of business alternatives and additional financing.

On September 18, 2007, we entered into an asset purchase agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine, pursuant to which we acquired from Hans Bio Shaft U.K. Patent GB2390365 titled "Waste Water Treatment Plant and Method" and related United States and European patent applications for the design of a certain waste water treatment plant system. In consideration for the U.K. patent and related United States and European patent applications, we issued to Dr. Badreddine, the principal shareholder of Hans Bio Shaft, 27,000,000 restricted common shares of our common stock. In addition to the common shares, we paid Dr. Badreddine, a cash consideration in the amount of $750,000.

Furthermore, pursuant to the asset purchase agreement with Hans Bio Shaft and Dr. Badreddine, we agreed to pay Dr. Badreddine additional amounts of up to $1,750,000 on the following terms:

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

Subsequently, by written consent resolution of our directors effective March 12, 2008, we agreed to extend the date set out in paragraph (a) above to 365 days and the date set out in paragraph (b) above to 365 days.

Pursuant to the asset purchase agreement with Hans Bio Shaft and Dr. Badreddine, on August 2, 2007, we closed a private placement consisting of 3,000,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,500,000. Each unit consisted of: (a) one common share; (b) one common share purchase warrant entitling the holder thereof to purchase one common share for a period of twenty-four months commencing from the closing of the private placement at an exercise price of $0.55 per common share; and (c) one common share purchase warrant entitling the holder thereof to purchase one common share for a period of thirty-six months commencing from the closing of the Private Placement at an exercise price of $0.60 per common share. We issued the units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the 1933 Act.

Furthermore, pursuant to the asset purchase agreement with Hans Bio Shaft and Dr. Badreddine, our directors passed resolutions, whereby Dr. Badreddine was appointed as our president and a director as of September 18, 2008, and our corporate name was changed from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.", effective September 28, 2008.

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing domestic waste water treatment plant systems, using our patented Hans BioShaft unit – the Hans BioShaft System. We are currently engaged in a specific branch of waste water treatment known as domestic waste or sewage treatment. In the future, we plan to expand into the treatment of industrial waste.

On January 31, 2008, we entered into a teaming agreement with Rapid Impact Compaction Contracting LLC (RIC), a company based in Dubai, UAE. The agreement provides the basis for our company and RIC to jointly pursue sewage treatment projects in the Gulf Region, with exclusivity as to association in the UAE. Pursuant to the agreement with RIC, we will perform engineering and manufacturing services, provide our sewage treatment systems, supervise installation, start-up and commissioning thereof and assist RIC over a five-year period to develop a division within RIC that specializes in sewage treatment plants using our patented Hans BioShaft technology. RIC will sell, install and handle all construction matters, provide office space, in-country transportation and assist with business development. We will pay a commission payment to RIC of 5% of the contract value of sewage treatment plant contracts in respect of the Hans BioShaft technology.

On February 11, 2008, we entered into a license agreement with FPS International (FPS) based in the Kuwait. FPS was established in 1977 and is a leading provider in the Middle East of products and services for the water, oil and gas industries.

Pursuant to the license agreement with FPS, we will license the Hans BioShaft System to FPS for marketing and distribution in the Arab Gulf Countries Council and Egypt. In consideration for the grant of the license, FPS will pay our company a royalty based on FPS’ annual gross revenues from the Hans BioShaft System, subject to a minimum annual royalty payment of $500,000.

Our company has been chosen by the Mace group, a project management company with offices in Dubai, to bid on the Al Barari housing development in Dubai, UAE. The successful bidder will be required to install a waste water treatment plant capable of treating 32,000,000 cubic meters per day of tertiary and sewage.

We are in the process of bidding on the project as requested by the Mace group, a project management company with offices in Dubai.

The Al Barari development is being developed by Al Barari Development Company, a company founded by Mr. Zaal Mohamed Zaal in 2005 to provide high net worth individuals with innovative housing. Al Barari Development’s mission is to continuously raise the benchmark of the quality of property development in the UAE. through the development of eco-friendly sustainable communities and the implementation and utilization of new standards in estate planning, environment controls, and ongoing quality driven management.

Pursuant to a draft project construction contract between FPS International (FPS) and the municipality of Baghdad, the Hans BioShaft System has been selected as the technology for 13 domestic waste water treatment plants in the municipality of Baghdad in Iraq. The contract between FPS and the municipality of Baghdad is valued at $56 million and manufacturing, construction and installation of the plants by FPS is expected to begin in late-2008.

As at April 30, 2008, the Company has impaired the value of our patent to a nominal amount.

On June 12, 2008, we issued a news release announcing that our licensee FPS had submitted a bid to provide seven waste water treatment plans for Kharafi Nation’s housing project in Dubai.

The contract is for seven plants each with a capacity of 633,000 gallons per day per plant.

Principal Products

Our principal product is a domestic waste water treatment plant system. To date, there are currently 30 domestic waste water plants in use worldwide that use the BioShaft technology. This system is made using our patented Hans BioShaft unit. Hans BioShaft unit works by emulating and accelerating a natural process found in rivers. The waste water treatment plant system for which we use our Hans BioShaft unit is called the "Hans BioShaft System". The Hans BioShaft System comprises four treatment phases with Hans BioShaft unit being used in the second treatment phase. The four treatment phases are:

(a)	Mechanical/Primary Treatment Phases (Pre-treatment phase) which includes:
	•	Delivery to the treatment
	•	Screening and maceration

(b)	Biological/Secondary Treatment Phase which includes:
	•	Balance Tank (Aeration)
	•	Hans BioShaft units
	•	Clarification

(c)	Tertiary Treatment Phase which includes:
	•	Effluent disinfection

(d)	Sludge Treatment which includes:
	•	Biomass collecting tank (only for larger capacities >10,000 m3/day)

Figure 1

The Hans BioShaft System is an attached growth process for the biological treatment of the human (domestic) waste water. It is known that conventional suspended growth process requires large aeration and sedimentation volumes. These volumes can be reduced significantly with use of biomass carriers which have a high specific surface area. The application of a large number of biomass carriers instead of sedimentation by surface aeration has a positive effect on the efficiency and size of the required equipment.

The waste water enters the Hans BioShaft unit (see Figure 2) where it flows through the biological aeration filter chamber which contains the hollow plastic media (biomass carriers). Anoxic decomposition takes place on the inner surface (hollow area) of the biomass carrier, while on the outside, corrugated surface, the process is aerobic. This ensures a high level of sewage purification at fast speed.

The oxygen demand for the decomposition process is provided by the central air lift aerator. The air is supplied by a compressor and is dispersed by a special maintenance free membrane diffuser providing an enormous number of micro bubbles which saturate the sewage with oxygen and simultaneously force the sewage up to the surface. This oxygen rich fluid then passes back down through the aeration chamber in intimate contact with the carriers. Because the biomass carriers have a relative density less than unity they will always try to rise toward the surface, but are constantly forced downward under the pressure of the aerated sewage. These two forces ensure that there is constant upward and downward motion of the carriers within the aeration chamber.

Collision between the carriers will occur which will remove the excess microbial biomass by means of down current. This self-cleaning feature will protect the biological filter against any possible clogging, and makes the unit virtually maintenance free.

Treated water flows to final sedimentation compartment in the Hans BioShaft unit where suspended particles sink down to the bottom of the tank. This active biomass is then transferred back to the balance tank at periodic intervals by the airlift system which eliminates the need for sludge pumps.

Purified water rises up the outer compartment of the Hans BioShaft unit to the outlet and flows to the clarifier tank for final settlement and polishing before discharge. Any remaining biomass will settle to the bottom of the clarifier tank and will be periodically airlifted back to the balance tank.

Odors are eliminated due to the absorption of large quantities of oxygen in the system which converts odorous gases into dissolved chemicals.

On January 7, 2008, we launched a new product line of packaged domestic wastewater treatment systems ideal for emergency situations such as sewage overflow, system failure, natural disasters and military uses.

The new Hans BioShaft Packaged system is mobile and delivered ready for immediate installation. It is a pre-engineered, standard, packaged system designed as a complete domestic wastewater solution. The Hans BioShaft Packaged System is a compact and economic alternative that provides customers with a quick means of installation and commissioning in the event of a sewage emergency situation. The United States has many aging and overburdened sewage systems which result in regular sewage overflows and the Hans BioShaft Packaged System was designed for these emergency situations and can handle from 5000 up to 30,000 gallons per day.

As of the date hereof, we have not announced any new products or services which have not been disclosed herein.

According to the Environmental Protection Agency’s own numbers, annual sewer overflows are staggering. For combined sewer systems, EPA estimates that 850 billion gallons of raw or partially treated sewage is discharged annually into local waters.

For separate sanitary sewer systems, the EPA estimates that between 23,000 and 75,000 sanitary sewage overflows occur per year in the United States, discharging a total volume of three to ten billion gallons per year. These discharges, laden with potentially harmful chemicals, pathogens, viruses, and bacteria, often wind up in local rivers and streams, city streets, parks, or in unfortunate cases, directly into peoples’ homes.

The Market

Our market for the Hans BioShaft System encompasses both the municipal and private sectors. We will make direct sales calls to private contractors and industrial companies. For municipal projects, it will be necessary to assign a local agent or who is familiar with the market and the environmental government entities. This effort will also be supported with trade shows, sales brochures, website and online marketing.

The potential market segments are:

  Middle East;
  United States;
  Central and Eastern Europe; and
  Asia.

Middle East Market Segment

Initially, we will target waste water operators of municipalities, land developers, and private enterprises in the Middle East and then move into international markets. Currently the countries in the Middle East are encountering severe water shortages, resulting from population growth caused by rapid economic development. We believe that, as water demand increases in the region, water efficiency will need to be improved in all sectors, including the agriculture sector, which is a major consumer of water in the Middle East.

United States Market Segment

We are headquartered in Carlsbad, California and we plan to focus on the United States market.

We believe the market trends in the United States favor us, particularly because we have many qualities that differentiate us from the competition, such as rapid manufacturing, lower costs, less space requirements and less odor emission. We believe the high costs for fresh water and tough discharge standards in the United States are forcing industries to seek cost effective methods to treat waste water and reuse it.

Central and Eastern European Market Segment

We plan to target the Central and Eastern European market segment. One of the biggest drivers in this steadily growing market is the European Union directive for candidate countries. European Union funding aims at assisting new member and candidate countries to improve the waste water infrastructure in their regions.

We believe that this market is very price sensitive, giving us a competitive advantage. The choice of treatment processes is often based on price. Price is more important in this market then the long term benefits of advanced treatment systems. Furthermore the low price equipment vendors in South Eastern Europe are offering stiff competition to suppliers coming in from the mature western markets. The key to success here is to adopt innovative pricing strategies such as Build Own Operate. The Build Own Operate method is expected to allow us to create cash flows for many years and secure positive income for our company.

We also plan to establish local partnerships and concentrate on niche regional markets such as treatment plants for smaller communities.

Asian Market Segment

We plan to target several countries in Asia, especially China and the Philippines.

In the Philippines market, we believe there is a large market for water and waste water treatment products and equipment and we expect it to grow over the next few years. We believe the best opportunities for U.S. exporters are products for municipal water systems.

The Philippine water and waste water problems can be attributed to staggering population growth and industrialization. The result of this is a booming market for water and waste water treatment products and equipment.

There are no restrictions on imports waste water treatment products and equipment. Tariff rates imposed on most waste water equipment range from 5% to 10%.

The other major market in Asia is the Chinese market. Currently, the percentage of foreign capital in the waste water treatment industry in China is low because of low level of Chinese government investment, lack of sewage standards, lack of sewage drainage networks, low sewage treatment prices.

However, in the coming years we expect the Chinese market to evolve and we believe that we can compete in this growing market due to the size of the market and close proximity of our manufacturing facilities, which are expected to be near Shanghai.

Competition

We believe the driving forces in the waste water treatment industry to be technology and the overall cost of the treatment system. Some important industry trends that we are currently well positioned for are a shift toward nonchemical and multi-barrier treatment and the use of package plants for smaller communities.

While there are many competitors providing waste water treatment systems, our major competitors are Zenon and Smith & Loveless. Smith & Loveless, in particular, has a technology called the membrane bio reactor. Even though there are many alternative technologies for sewage treatment, two major competing technologies for our Hans BioShaft System are the traditional technologies such as activated sludge and membrane reactor treatments.

We expect competition to become increasingly intensified in the future and there is no assurance that we can keep pace with the intense competition in this market. Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complementary companies to form advantageous strategic alliances. Many of our competitors offer less effective but similar services at less cost than us and have the financial resources to create more attractive pricing.

The system we bring to the market has not been introduced previously. Because engineering professionals are generally cautious about recommending new products to the market if not familiar with them, we may have difficulties in gaining market share.

Our revenues are not dependent on one or a few major customers.

Raw Materials

We are not dependent on any one supplier for our raw materials.

Sales and Marketing

Initially, we intend to target waste water operators of municipalities, land developers, and private enterprises in the Middle East and then move into international markets. We will attempt to reach these segments through traditional marketing methodologies. These methodologies include attendance at business specific conferences, direct mailings of brochures, warm and cold calling, website and e-commerce approaches and advertisements in trade publications.

Besides direct sales effort to large users of our products, a major element of our marketing efforts will be to develop a network of 4 strategic alliances with several types of companies, including:

  contractors that specialize in the construction of water treatment plants;
  engineering firms that work with municipalities;
  firms that specialize in Build Own Operate project utilities;
  Chinese manufacturers that we can outsource to.

Our marketing strategy will be to position ourselves as differentiated sewage treatment system provider. The primary goal of all marketing efforts will be to communicate these potential benefits to potential customers.

The sales strategy is to focus first on meeting the increased demand from our Middle East clients with whom Dr. Badreddine has established relationships for larger orders. These clients are critical to our ability to acquire additional accounts. Secondly we will focus on increasing the volume to the Middle East market. When we have reached maximum sales to existing channels we can then shift the majority of our focus to securing additional regions using our innovative contract pricing techniques such as Build Own Operate. This sales strategy is to concentrate on that segment of the market that can be most easily captured by our company.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the sale and use of our product in the jurisdictions where our products are sold.

In the United States, the sale and provision of on-site commercial and domestic waste water treatment devices is regulated at the state level through product registration, advertising restrictions, water testing, product disclosure and other regulations specific to the water treatment industry. In addition, municipal governments such as cities and counties frequently can require more stringent regulation. The United States Environmental Protection Agency is generally not involved in the regulation of waste water treatment devices with flow rates less than 1,000 gallons per day. In some cases, industrial, municipal, and other facilities must obtain certain permits from governmental authorities.

Federal agencies such as the United States Environmental Protection Agency, state agencies such as the Department of Health Services of various states, and local agencies such as regional pollution control boards, all have an interest in the quality of water discharged from sanitary sewer treatment plants. At a minimum, sewer treatment plants must protect the health and welfare of the local population by ensuring that raw or primary treated waste water does not contaminate the local potable water supply. At a maximum, some agencies must treat all inflows to tertiary standards, and then pump all treated water out of the drainage basin so that no effluent ever drains to a water supply.

Regulating agencies can compel sewer treatment enterprises to construct improvements to their plants by requiring higher standards in effluent quality. If not in compliance with regulations, sewer enterprises may be subject to heavy fines. Regulation is therefore often the driving force behind increasing sewer treatment costs in the United States, and is directly linked to the high cost of constructing or expanding a sewer treatment facility.

Intellectual Property

We own the inventions covered by United Kingdom Patent GB2390365 titled "WASTE WATER TREATMENT PLANT AND METHOD". We also acquired the following related patent applications from Hans Bio Shaft Limited under the Asset Purchase Agreement and the Patent Assignment Agreement:

  PCT international patent application PCT/GB04/00002 (publication WO2005066081);
  European patent application EP20040700280 (publication EP1711440); and
  United States patent application US10/585,244 (publication US 2007-0163954 A1);

however, although related, these patent applications are not linked by priority to our U.K. patent.

We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and we intend in the future to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States and the United Kingdom. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around our patent or any patents that may be issued to us or our licensors.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

We have not spent any money on research and development activities during the last two fiscal years.

Employees

We currently have five full-time employees and three part-time employees.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2008, we have incurred aggregate net losses of $15,230,530 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have only recently completed our acquisition of the U.K. patent in respect to the Hans BioShaft System and our company has limited operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of a patent, patent applications and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Our pending patent applications may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

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

Although we are organized under the laws of the State of Nevada, United States, a majority of our directors and our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

Our executive and head office is located at Spectrum Technology, Centre, 184 Technology Drive, Suite 201, Irvine, California. We currently lease 2,597 square feet of office space for $4,642.11 per month. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to rent the premises without costs so long as the space requirements of our company do not require a larger facility.

Item 3. Legal Proceedings.

As of August 7, 2008, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the stock symbol "BSHF". We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

The following quotations obtained from Yahoo.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2008	$2.66	$1.20
January 31, 2008	$2.05	$1.40
October 31, 2007(2)	$2.13	$1.60

Notes:
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Our stock started trading on the OTC Bulletin Board on October 9, 2007.

Our common shares are issued in registered form. Our transfer agent is The Nevada Agency and Trust Company, of 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (telephone number: 775.322.0626; facsimile number: 775.322.5623) .

On August 6, 2008, the shareholders’ list of our common shares showed 15 registered shareholders and 90,000,000 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended April 30, 2008 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We established a Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 10% of the issued and outstanding shares of our common stock from time to time. As of August 7, 2008, there were 250,000 options issued under our Stock Option Plan.

The following table provides a summary of the number of stock options granted under the Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Stock Option Plan, all as at April 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	250,000	$0.50	8,750,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2008.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

Over the next twelve months ending April 30, 2009, we plan to:

(a)	penetrate the waste water treatment industry worldwide by stressing the cost advantages and space saving capabilities of the Hans BioShaft System;

(b)

build up a network of strategic alliances with several types of companies, including contractors that specialize in the construction of water treatment plants, engineering firms that work with municipalities and firms that specialize in "build own operate" project utilities;

(c)	form a partnership with a Chinese manufacturer that we can outsource to, and fabricate up to 2 Hans BioShaft units per month within the first 3 months;

(d)

implement our pilot project in Southern California where we will setup and operate a packaged unit in order to complete the municipal permitting process for the California commission on environmental quality; and

(e)	fill the positions of Chief Executive Officer, Chief Financial Officer, Vice President of Marketing and three sales engineers.

Other than as disclosed herein, we do not have any definite plans for product research and development for the next 12 months.

Other than as disclosed herein, we do not expect to purchase or sell any plant and significant equipment for the next 12 months.

Cash Requirements

Over the next 12 months ending April 30, 2009, we anticipate that we will incur the following operating expenses totaling approximately $3,410,000 in implementing our new business plan of designing and manufacturing domestic waste water treatment plant system as follows:

Expenses	Estimated Cost
Marketing/Promotion Officer and Employee Compensation Rent and Utilities General and Administrative	$ 350,000 $ 1,900,000 $ 310,000 $ 850,000
Total	$ 3,410,000

In addition to the above estimated expenses, under the asset purchase agreement with Hans BioShaft Limited and Dr. Badreddine, we agreed to pay: (a) $750,000 upon the due execution and delivery, within 90 days from the closing of the transactions contemplated under the Asset Purchase Agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $6,000,000; and (b) $1,000,000 upon the due execution and delivery, within 180 days from the closing of the transactions contemplated under the Asset Purchase Agreement, of contracts for the purchase of the waste water plant system in the aggregate amount of $10,000,000.

Year Ended April 30, 2008

	Year Ended April 30
	2008	2007
Operating Expenses Interest and Dividend Income	$ 15,190,723 8,591	$ 35,730 Nil
Net Loss	$ 15,182,132	$ 35,730

Revenue

We have not had revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Year Ended April 30,
	2008	2007
General and Administrative Depreciation and amortization Impairment of assets Stock based compensation expense	$ 744,372 1,785,688 12,483,903 176,760	$ 35,553 177 Nil Nil
Net Loss from operations	$ 15,190,723	$ 35,730

Total operating expenses during the year ended April 30, 2008 increased as compared to the comparative period in 2007 because of an increase in the overall activity of our company including amortization and depreciation of the patent, the impairment of our patent and issuance of stock options during the year.

Liquidity and Financial Condition

Working Capital

	At April 30,
	2008	2007
Current assets Current liabilities	$ 85,876 108,137	$ 17,741 7,893
Working capital (deficit)	$ (22,261)	$ 9,848

Cash Flows

	Year Ended April 30,
	2008	2007
Net cash flows used in operating activities Net cash flows used in investing activities Net cash flows provided by financing activities	$ 646,185 791,356 1,500,000	$ 27,660 15,552 50,000
Net increase in cash during period	62,459	$ 6,818

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

Management believes that our cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $3,000,000 over the next twelve month period to fund our operating cash shortfall. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Capital Expenditures

Other than as required under the terms of the Asset Purchase Agreement with Hans Bio Shaft Limited and Dr. Badreddine, as of September 18, 2007, we do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers. We anticipate that we may spend up to $1,650,000 to employ officers and employees and up to $250,000 in payroll taxes.

Other than as disclosed herein, we have no plans to significantly change our number of employees for the next 12 months.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of significant accounting policies.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended February 29, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm of Kabani & Company for the audited financial statements for the year ended April 30, 2008, dated July 20, 2008;

-	Consolidated Balance Sheets at April 30, 2008 and April 30, 2007;

-	Consolidated Statement of Operations for the years ended April 30, 2008, April 30, 2007 and the period from Date of Inception (March 8, 2006) to April 30, 2008;

-	Consolidated Statement of Cash Flows for the years ended April 30, 2008, April 30, 2007 and the period from Date of Inception (March 8, 2006) to April 30, 2008;

-	Consolidated Statement of Stockholders’ Equity for the period March 8, 2006 to April 30, 2008; and

-	Notes to the Consolidated Financial Statements.

2009 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

The Board of Directors and Stockholders
Bioshaft Water Technology, Inc.
(Formerly Poinstar Entertainment Corp.)

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc. as of April 30, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year ended April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company had accumulated deficit of $15,221,939 as of April 30, 2008 and incurred net loss of $15,182,132 during the year ended April 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s/ Kabani & Company, Inc.

Los Angeles, California

July 20, 2008

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS AS OF APRIL 30, 2008 and 2007

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$80,200	$17,741
Other current assets	5,676	-
Total current assets	85,876	17,741

Other assets:
Property, plant & equipment – net	37,110	15,345
Deposits	4,939	-
Total other assets	42,049	15,345

Total assets	$127,925	$33,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$108,137	$7,893

Stockholders’ equity:

Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued	90,000	4,500
and outstanding
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and	-	-
outstanding
Additional paid-in capital	15,151,727	60,500
Deficit accumulated during the development stage	(15,221,939)	(39,807)
Total stockholders’ equity	19,788	25,193

Total liabilities and stockholders' equity	$127,925	$33,086

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007
AND THE CUMMULATIVE PERIOD FROM INCEPTION (MARCH 8 2006) TO APRIL 30, 2008

			Period From
			Inception
			(March 8 2006)
			to
	April 30,2008	April 30, 2007	April 30, 2008

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Depreciation & amortization	1,785,688	177	1,785,865
Impairment of assets	12,483,903	-	12,483,903
General & Administrative	744,372	35,553	784,002
Stock based compensation	176,760	-	176,760

Net loss from operations	15,190,723	35,730	15,230,530

OTHER INCOME
Interest income	8,591	-	8,591

Net loss	$15,182,132	$35,730	$15,221,939

Basic and diluted net loss per share	$(0.11)	$(0.00)

Basic & diluted weighted average number of shares outstanding	144,435,616	254,301,369

Weighted average number of dilutive shares has not been calculated as the dilutive shares will be anti-dilutive

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
TO APRIL 30, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, March 8, 2006		$-	$-	$-	$-

Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split		265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	$90,000	$15,151,727	$(15,221,939)	$19,788

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR YEARS ENDED APRIL 30, 2008 AND 2007
AND FOR THE PERIOD SINCE INCEPTION (MARCH 8, 2006) TO APRIL 30, 2008

			Period From
			Inception
			(March 8,
	April 30, 2008	April 30, 2007	2006) to
			April 30, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(15,182,132)	$(35,730)	$(15,221,939)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	12,483,903	-	12,483,903
Depreciation & amortization	1,785,688	177	1,785,865
Stock based compensation	176,760	-	176,760

Increase in other current assets	(5,676)	-	(5,676)
Increase in other assets	(4,939)	-	(4,939)
Increase in accounts payable	100,211	7,893	108,134

Net cash used in operating activities	(646,185)	(27,660)	(677,892)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock	1,500,000	50,000	1,565,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	(41,273)	(15,552)	(56,825)
Purchase of patent	(750,083)	-	(750,083)

Net cash used in investing activities	(791,356)	(15,552)	(806,908)

Change in cash and cash equivalents during the period	62,459	6,818	80,200

Cash and cash equivalents, beginning of the period	17,741	10,923	-

Cash and cash equivalents, end of the period	$80,200	$17,741	$80,200

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosure for non-cash investing and
financing activities:
Shares issued for purchase of patents	$13,500,000	$-	$13,500,000

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns the world wide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.11 and $0.00 for the years ended April 30, 2008 and 2007 respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Equipment

Equipment consists of computer equipment and an automobile and is record at cost.

Amortization is provided using the straight-line method, the estimated useful life of the assets, over the following terms:

Computer Equipment	3 Years
Automobile	3 Years

Recently issued accounting pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 3. EQUIPMENT

Equipment consisted of the following at April 30, 2008 and 2007:

	2008	2007
Automobile	$33,776	$-
Computer equipment	7,497	3,186
Computer software	-	10,336
Website	-	2,000
	41,273	15,522

Accumulated depreciation	(4,163)	(177)
Property and equipment, net	$37,110	$15,345

During the years ended April 30, 2008 and 2007, the company recorded depreciation related to fixed assets of $52,253 and $177, respectively.

During the year, the company impaired fixed assets with a net book value of $15,080 and recorded impairment of assets.

NOTE 4. PATENTS ACQUISITION AND IMPAIREMENT OF PATENT

On September 18, 2007, the Company acquired certain patents for Waste Water Treatment Plant and Method in exchange for $750,083 cash and 27,000,000 shares, during the year-ended April 30, 2008. The shares were valued at $13,500,000 which was the fair market value on the date of acquisition. The patents will be amortized over the useful life of 5 years.

The Company recorded an amortization of $1,781,261 during the year-ended April 30, 2008.

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of patents in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets". Based on its assessment, the Company determined that $12,483,903 of patents relating to Waste Water Treatment Plant and Method is impaired at April 30, 2008, due to uncertainty about recovery of projected cash flow from the patent.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to April 30, 2008 of $15,221,939. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

NOTE 6. STOCKHOLDERS’ EQUITY

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

On June 14, 2007, the Nevada Secretary of State accepted for filing a Certificate of Amendment increasing the Company’s authorized common stock from 25,000,000 with a par value of $0.001 to 300,000,000 with a par value of $0.001. The amendment was approved by the shareholders and directors on May 21, 2007.

On July 10, 2007, the Board of Directors approved a 60 for one (1) forward stock split of issued and outstanding shares of common stock. In connection with the forward stock split, the issued and outstanding shares increased from 4,500,000 to 270,000,000.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 6. STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

The following table outlines warrants outstanding as at April 30, 2008:

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Warrants	Life	Exercise	Warrants	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.55	1,500,000	1.83	$0.55	1,500,000	$0.55	2,640,000
$0.60	1,500,000	3.83	$0.60	1,500,000	$0.60	2,565,000

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 2 and 4 years, dividend yield of 0%, risk free interest rate of 3.125% and 3.335%% and volatility of 53%. The fair value of the warrants was adjusted against additional paid in capital.

Stock Based Compensation

The Company granted 100,000 options at an exercise price of $0.50 to a consultant in exchange for corporate communications services to be rendered by the consultant. These options were vested on the date of grant. The Company granted another 150,000 options to another consultant for management & marketing services at exercise price of $0.50 which have a vesting schedule extending over a period of 3 years from the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Options	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.50	250,000	5	$0.50	100,000	$0.50	181,000

The grant-date fair value of options granted during the year-ended April 30, 2008 was $1.15 and $1.62.

Total stock-based compensation for the year- ended April 30, 2008 was $176,760.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 7. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

The Company paid $110,000 in consulting fees to the president of the Company during the year- ended April 30, 2008. The Company paid $120,000 in consulting fees to the COO of the Company during the year- ended April 30, 2008.The Company also paid $68,000 to the COO’s son for consulting fee during the year- ended April 30, 2008.

NOTE 8. COMMITMENTS:

The Company is obligated to pay the Mr. Hans Badreddine (President of the Company) a bonus based upon the following terms:

-	$750,000 upon the due execution and delivery, within 365 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $6,000,000;

-	$1,000,000 upon the due execution and delivery, within 365 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $10,000,000.

Operating Leases

The Company leases office facilities under operating lease that terminates in February 2011. Rental expense for the lease consisted of approximately $9,284 for the year ended April 30, 2008. The Company has the following rent commitment for the year ended April 30:

2009	$55,704
2010	55,704
2010	55, 704
2011	$46,420

NOTE 9. SUBSEQUENT EVENTS:

Subsequent to the year-end, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 5, 2008.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 4, 2007, we dismissed Moore & Associates, Chartered, as our principal independent accountant, and on December 4, 2007, we engaged Kabani & Company, Inc., as our principal independent accountant. Our board of directors approved the decisions to dismiss Moore & Associates and to appoint Kabani & Company, Inc.

Moore & Associates’ report dated June 14, 2007, on our financial statements for the most recent fiscal years ended April 30, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Moore & Associates’ report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent years ended April 30, 2007 and 2006 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Moore & Associates on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moore & Associates, would have caused Moore & Associates to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years.

During the years ended April 30, 2007 and 2006, and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

We provided Moore & Associates with a copy of our Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Moore & Associates was filed with our Amended Current Report on Form 8-K/A on December 21, 2007.

During the years ended April 30, 2007 and 2006, and the subsequent interim period through the date hereof, we have not, nor has any person on our behalf, consulted with Kabani & Company, Inc. regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Kabani & Company, Inc. provided to us a written or oral advice that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the year covered by this report, our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8A(T) Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Hans Badreddine	President, Chief Executive Officer and Director	56	September 18, 2007
Rafeh Hulays	Chief Financial Officer, Secretary, Treasurer and Director	40	March 8, 2006
Imad Kamel Yassine	Chief Operating Officer and Director	59	August 14, 2007
Bashar Amin	Vice President of Operations	48	June 2, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Hassan Hans Badreddine – President, Chief Executive Officer, President and Director

Hassan Hans Badreddine was appointed as our President, Chief Executive Officer, President and a director of our company on September 18, 2007.

Dr. Badreddine received his Ph.D. in chemical engineering from the technical university of Aachen, Germany. He worked in the water and waste water business since 1980. He was an assistant engineer at the University of Aachen until 1978, and was active in many countries including Europe and the Middle East for more than 25 years. He owned with other European partners three factories in Europe and was a consultant for many different companies in the fields of environment and process engineering. He applied for 6 patents in Europe between 1989 and 1994. He was the CEO of Mid Europe and Bude group in the Netherlands from 1992 till 1996 and served the group to a very high success in developing a simulation process for industrial production especially in the field of petrochemical industry.

In 2002 Dr. Badreddine applied in UK, PCT countries and USA for a patent developed by him under the name of Hans BioShaft. He was granted the patent in the UK.

In 2002 Dr. Badreddine entered into a partnership agreement with Shell services in UK to market and sell the patented technology of Hans BioShaft (the patent registered under his name). In 2004 the Kuwait government through the ministry of public work signed a contract to build a plant of STP by the technology of Hans BioShaft and assigned Dr. Badreddine as the designer and consultant for the plant in Kuwait city. The success of this project drew the attention of one of the largest industrial supply company in Kuwait, FPS international, and it asked Dr. Badreddine to join in forming a new company for the marketing and manufacture of the Hans BioShaft system in the Middle East. Dr. Badreddine has acted as CEO of this company since 2005.

In 2006 KBR of Texas, USA signed with Dr. Badreddine a memorandum of understanding to market, design, execute and manage projects under the Hans BioShaft technology in the Middle East and other countries. Dubai and Croatia are the active markets of cooperation between KBR and Dr. Badreddine up to this date.

In 2007 Dr. Badreddine decided to join our company by selling his patent for the Hans BioShaft System and to serve the American market by introducing his new technology.

Rafeh Hulays - Chief Financial Officer, Secretary, Treasurer and Director

Rafeh Hulays has been serving as our Chief Financial Officer, Secretary, Treasurer and a director of our company since March 8, 2006. The term of his office is for one year and is renewable on an annual basis. Dr. Hulays joined PCS Wireless, Inc. as a Systems Design Engineer in 1996. In 1997, he was promoted to the position of Technology and Advanced R&D Manager, where he was responsible for due diligence on companies and technologies, new product assessment and provided technical advice to senior management. He also handled the patent profile for the company. From March 1998 to May 2000, he was Program Manager for Elcombe Systems Limited where he was responsible for the overall development of the company’s new generation product. From May 2000 to May 2001 he was Vice President of R&D/Advance Services at Milinx Business Services. He was responsible for the delivery of the company’s next generation of services, including unified messaging and wired and wireless voice and data services. From June 2001 to September 2004 he was a founder, Chief Technical Officer and a director of Universco BroadBand Networks and Universco BroadBand Americas, Inc.

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

Dr. Hulays has acted the President, Treasurer, Secretary and a director of NetFone, Inc. since June 8, 2004. NetFone, Inc. is a Nevada incorporated company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission. The company’s common shares are posted for trading on the OTCBB under the symbol NFON.OB.

Imad Kamel Yassine - Chief Operating Officer and Director

Imad Kamel Yassine was appointed as our Chief Operating Officer on September 18, 2007 and as a director of our company on August 14, 2007.

Mr. Yassine received a B.S.C. degree in Mechanical Engineering from Alexandria University and is a member of the International Desalination Association. He has been involved in the water and waste water treatment industry for over thirty five years, with extensive experience in waste water recycling and desalination technologies. He has extensive experience in management, finance, international trade, manufacturing relating to the waste water treatment industry in addition to extensive knowledge of the U.S. and the international market.

In 2003 Mr. Yassine established Enviromatch Inc. and served as its CEO. Enviromatch is a water and waste water treatment consulting company. In 2005 he served as a director of Bauer International Corporation, which designs and manufactures water and waste water treatment systems. In 2005 he worked with Hussey, Gay, Bell & Deyoung Inc. Consulting Engineers. He provided business development and marketing services to identify and qualify potential clients for Hussey, Gay, Bell & Deyoung for water & waste water treatment and desalination. In 2007 he co-founded and served as a director for Enviromatch Co. Ltd. Enviromatch Co. Ltd. is a company specializing in the design and supply of standard and custom water and waste water treatment equipment and solutions. Enviromatch Co. Ltd combines the experience and reputation of American technology and the low cost of Chinese manufacturing and sales knowledge of the Asian market.

Bashar Amin – Vice President of Operations

Bashar Amin has been our vice president of operations since June 2, 2008.

Mr. Amin has more than 15 years of local and international experience in the water and wastewater treatment industry. Mr. Amin has received his Water Resources Control Board Engineer Classification for the State of California and has satisfied the academic qualifications for the Professional Engineers of Ontario, Canada.

Mr. Amin has completed more than 100 projects throughout his career. Prior to joining our company, Mr. Amin was the Operations Manager for Aquamatch Inc. and was responsible for the installation and operation of private and municipal water and wastewater treatment systems.

Mr. Amin completed his Masters of Science in Environmental Engineering at the California State University in Fresno.

From 2003 to June 2008 Mr. Amin was engaged as a private consultant in wastewater treatment engineering in Jordan and Saudi Arabia.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(a)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Hassan Hans Badreddine	Nil	Nil	Nil
Rafeh Hulays	1(1)	1(1)	Nil
Imad Kamel Yassine	Nil	Nil	Nil
Bashar Amin	1(1)	Nil	Nil

Notes:
(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective July 1, 2008, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(a)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(b)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(c)	compliance with applicable governmental laws, rules and regulations;

(d)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(e)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Bioshaft Water Technology, Inc., Spectrum Technology Centre, 184 Technology Drive, Suite 201, Irvine CA 92618.

Nomination Process

As of August 7, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have also determined that we do not a board member that qualifies as "independent" as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended April 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the year ended April 30, 2008 and from the date of our incorporation on March 8, 2006 to April 30, 2007, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Hassan Hans Badreddine President, Chief Executive Officer, and Director(1)	2008 2007	150,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Rafeh Hulays Chief Financial Officer, Secretary, Treasurer and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Imad Kamel Yassine Chief Operating Officer(3)	2008 2007	165,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Bashar Amin Vice President of Operations(4)	2008 2007	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Altaf Alimohamed Former President and Chief Executive Officer(5)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes:
(1)	Hassan Hans Badreddine was appointed as our Chief Executive Officer, President and director on September 18, 2007.
(2)	Rafeh Hulays was appointed as our Chief Financial Officer, Secretary, Treasurer and director on March 8, 2006.
(3)	Imad Kamel Yassine was appointed as our Chief Operating Officer on September 18, 2007 and as a director of our company on August 14, 2007.
(4)	Bashar Amin was appointed our Vice President of Operations on June 2, 2008.
(5)	Altaf Alimohamed resigned as our President and Chief Executive Officer on September 18, 2007 and as a director of our company on August 14, 2007.

Consulting and Employment Agreements

Other than as set forth below, we have not entered into any employment agreement or consulting agreements with our directors and named executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or named executive officers. Our directors and named executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or named executive officers, except that stock options may be granted at the discretion of our board of directors.

On January 21, 2008, we entered into a consulting agreement with Tom Houston, whereby Tom Houston agreed to provide consulting services to our company for a period of three years. In consideration for the services, we have agreed to grant Mr. Houston stock options to purchase up to 150,000 shares of our company, exercisable at a price of $0.50 per share for a period of five years from the date of grant thereof which options shall vest as follows: (i) 16 2 / 3 % six months from the date of grant; (ii) 33 1 / 3% 12 months from the date of grant; (iii) 50% eighteen months from the date of grant; (iv) 66 2 / 3 % twenty-four months from the date of grant; (v) 83 1 / 3 % thirty months from the date of grant; and (vi) 100% thirty-six months from the date of grant.

Stock Options and Stock Appreciation Rights

We did not grant any stock options or stock appreciation rights to any of our directors or named executive officers during the year ended April 30, 2008 and with the exception of 250,000 stock options issued during the year, there were no stock options or stock appreciation rights outstanding on August 7, 2008.

Director Compensation

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 7, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after August 7, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Hassan Hans Badreddine P.O. Box 14-5422 Ein Mreisse, Building 56 Beirut, Lebanon	Common Stock	27,000,000	30%
Rafeh Hulays 2113 Trafalgar Street Vancouver, British Columbia V6K 3S7 Canada	Common Stock	5,000,000	5.56%
Imad Kamel Yassine 1726 Mulberry Drive San Marcos, CA 92069	Common Stock	18,000,000	20%
Bashar Amin 5385 Bessborugh Court Mississauga, Ontario L5M 5C5	Common Stock	Nil	0%
Directors and Executive Officers as a Group (4 persons)	Common Stock	50,000,000	55.56%

Notes:
(1)

Based on 90,000,000 shares outstanding as of August 6, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

This information can be found under Item 5 – "Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities".

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On August 21, 2007, Altaf Alimohamed, our former President and Chief Executive Officer, returned his 141,000,000 shares of our common stock to the treasury for cancellation. On the same day, Rafeh Hulays, our Chief Financial Officer and a director of our company returned his 69,000,000 shares of our common stock to the treasury for cancellation.

Director Independence

Our directors are not independent because all of our directors are executive officers of our company. The determination of independence of directors has been made using the definition of "independent director" contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this report:

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6*	Consulting Agreement dated January 21, 2008 between our company and Tom Houston

10.7*	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC

10.8*	License Agreement dated February 14, 2008 between our company and FPS International

10.9*	Draft Project Construction Contract between our company and FPS International

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct dates effective July 1, 2008

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

Exhibit	Description
Number

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

________________
* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Kabani & Company, Inc. as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Kabani & Company, Inc. for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended April 30, 2008 were $30,000.

The aggregate fees billed by Moore & Associates, Chartered Accountants (our former auditors) for professional services rendered for the audit of our annual financial statements for the fiscal year ended April 30, 2007 were $3,500.

Audit Related Fees

For the fiscal year ended April 30, 2008, the aggregate fees billed for assurance and related services by Kabani & Company, Inc. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $15,000.

For the fiscal year ended April 30, 2007, the aggregate fees billed for assurance and related services by Moore & Associates relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,000.

Tax Fees

For the fiscal year ended April 30, 2008, the aggregate fees billed for tax compliance, by Kabani & Company, Inc. were $Nil.

For the fiscal year ended April 30, 2008, the aggregate fees billed for tax compliance, by Moore & Associates were $Nil.

All Other Fees

For the fiscal year ended April 30, 2008, the aggregate fees billed by Kabani & Company, Inc. for other non-audit professional services, other than those services listed above, totalled $Nil.

For the fiscal year ended April 30, 2007, the aggregate fees billed by Moore & Associates for other non-audit professional services, other than those services listed above, totalled $Nil.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Kabani & Company, Inc. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Kabani & Company, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

By:	/s/ Hassan Hans Badreddine
Hassan Hans Badreddine
Chief Executive Officer, President, and Director
(Principal Executive Officer)
Dated: August 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hassan Hans Badreddine
Hassan Hans Badreddine
Chief Executive Officer, President, and Director
(Principal Executive Officer)
Dated: August 13, 2008

By:	/s/ Rafeh Hulays
Rafeh Hulays
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 13, 2008

By:	/s/ Imad Kamel Yasine
Imad Kamel Yasine
Chief Operating Officer and Director
Dated: August 13, 2008