Form 10-Q
period 2008-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2008-09-12
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Spectrum Technology Centre, 184 Technology Drive, Suite 201, Irvine CA 92618
(Address of principal executive offices) (zip code)

(949) 748-8050
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

90,000,000 common shares issued and outstanding as of September 10, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2008	2008
	(Unaudited)

ASSETS

Current assets :
Cash and cash equivalents	$381,151	$80,200
Other current assets	9,642	5,676

Total current assets	390,793	85,876

Other assets :
Deposits	4,939	4,939
Property, plant and equipment – net	32,382	37,110

Total other assets	37,321	42,049

Total assets	$428,114	$127,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Credit line payable	$75,000	$-
Accounts payable and accrued expenses	135,291	108,137

Total current liabilities	210,291	108,137

Long Term Liabilities :
Loan payable	500,000	-

Stockholders’ equity (deficit) :-
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and	90,000	90,000
outstanding
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	15,164,513	15,151,727
Deficit accumulated during the development stage	(15,536,690)	(15,221,939)

Total stockholders’ equity (deficit)	(282,177)	19,788

Total liabilities and stockholders' equity (deficit)	$428,114	$127,925

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period From
			Inception
	Three Months	Three Months	(March 8, 2006)
	Period	Period	To
	Ended	Ended	July 31,
	July 31,	July 31,	2008
	2008	2007

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Depreciation & amortization	4,727	265	1,790,592
Impairment of assets	-	-	12,483,903
General & administrative	285,030	5,579	1,069,032
Stock based compensation	12,786	-	189,546
Total Operating Expense	302,543	5,844	15,533,073

NET LOSS FROM OPERATIONS	(302,543)	(5,844)	(15,533,073)

OTHER INCOME (EXPENSE)
Interest income	292	-	8,883
Interest Expense	(12,500)	-	(12,500)
	(12,208)	-	(3,617)

NET LOSS	$(314,751)	$(5,844)	$(15,536,690)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.003)	$(0.000)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	90,000,000	270,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO JULY 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, March 8, 2006		$-	$-	$-	$-

Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split		265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	12,786	-	12,786
Net loss for the quarter	-	-	-	(314,751)	(314,751)

Balance, July 31, 2008	90,000,000	$90,000	$15,164,513	$(15,536,690)	$(282,177)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Period From
	Three	Three	Inception
	Months Period	Months Period	(March 8,
	Ended	Ended	2006) to
	July 31,	July 31,	July 31,
	2008	2007	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(314,751)	$(5,844)	$(15,536,690)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation & amortization	4,727	265	1,790,592
Stock based compensation	12,786	-	189,546
Change in operating assets & liabilities :-
Increase in other current assets	(3,966)	-	(9,642)
Increase in other assets	-	-	(4,939)
Increase in accounts payable	27,155		135,291
		(5,917)

Net cash used in operating activities	(274,049)	(11,496)	(951,939)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from funds drawn on line of credit	75,000	-	75,000
Proceeds from loan payable	500,000	-	500,000
Proceeds from issuance of common stock	-	-	1,565,000

	575,000	-	2,140,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	-	-	(56,827)
Purchase of patent	-	-	(750,083)

Net cash used in investing activities	-	-	(806,910)

Change in cash and cash equivalents during the period	300,951	(11,496)	381,151

Cash and cash equivalents, beginning of the period	80,200	17,741	-

Cash and cash equivalents, end of the period	$381,151	$6,245	$381,151

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Bioshaft Water Technology, Inc. (formerly known as ‘Pointstar Entertainment Corp.’) (the “Company”, “we”, “our”, “us”) was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns the world wide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

On September 18, 2007, we entered into an asset purchase agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine pursuant to which we purchased U.K. Patent and related U.S. and European patent applications from Hans Bio Shaft Limited. In consideration for the U.K. patent and related U.S. and European patent applications, we issued to Dr. Badreddine, the principal shareholder of Hans Bio Shaft Limited, 27,000,000 restricted shares of our common stock and paid $750,000 in cash. As a result, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.".

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of July 31, 2008 and the results of operations and cash flows for the three month periods ended July 31, 2008 and 2007. The results of operations for the three month periods ended July 31, 2008 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB for the year ended April 30, 2008.

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
July 31, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

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
July 31, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

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

Property, Plant and Equipment

Equipment consists of computer equipment and an automobile and is record at cost.

Amortization is provided using the straight-line method over the estimated useful life of the assets, over the following terms:

Computer Equipment	3 Years
Automobile	3 Years

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

Recently issued accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at July 31, 2008 and April 30, 2008:

	July 31,	April 30,
	2008	2008

Automobile	$33,776	$33,776
Computer equipment	7,497	7,497

	41,273	41,273
Accumulated depreciation	(8,891)	(4,163)

Total	$32,382	$37,110

During the three month period ended July 31, 2008 and 2007, the company recorded depreciation related to fixed assets of $4,727 and $265, respectively.

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

NOTE 5. LINE OF CREDIT

During the quarter ended July 31, 2008, we signed a credit facility of $76,000 with a bank. We are obligated to pay the finance charge at a rate of 4.99% per year. The credit facility is unsecured and has no financial requirements to maintain it in good standing. There are no specific terms of repayment as the line of revolving.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008

NOTE 6. LOAN PAYABLE

On June 3, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 11, 2008.

The interest expense for the three month period ended July 31, 2008 was $12,500.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to July 31, 2008 of $15,536,690. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

NOTE 8. STOCKHOLDERS’ EQUITY

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
July 31, 2008

NOTE 8. STOCKHOLDERS’ EQUITY (CONTINUED)

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

Warrants

The following table outlines warrants outstanding as at July 31, 2008:

		Weighted	Total		Weighted
	Total	Average	Weighted		Average	Aggegrate
Exercise	Warrants	Remaining	Average	Warrants	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Price	Value

$0.55	1,500,000	1.06	$0.55	1,500,000	$0.55	720,000
$0.60	1,500,000	3.06	$0.60	1,500,000	$0.60	645,000

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
July 31, 2008

NOTE 8. STOCKHOLDERS’ EQUITY (CONTINUED)

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

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Options	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.50	100,000	4.24	0.50	100,000	0.50	53,000
$0.50	150,000	4.48	0.50	30,240	0.50	79,500

The grant-date fair value of options granted during the year ended July 31, 2008 was $1.15 and $1.62.

Total stock-based compensation for the three month period ended July 31, 2008 was $12,786 (2007: $Nil).

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008

NOTE 9. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

The Company paid $45,000 in consulting fees to the president of the Company during the quarter-ended July 31, 2008. The Company paid $45,000 in consulting fees to the COO of the Company during the quarter-ended July 31, 2008.The Company also paid $25,500 to the COO’s son for consulting fee during the quarter-ended July 31, 2008.

As at July 31, 2008, a balance is owing of $5,000 from the president of the Company as the Company has prepaid for management fees.

NOTE 10. COMMITMENTS:

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

Operating Leases

The Company leases office facilities under operating lease that terminates in February 2011. Rental expense for the lease consisted of approximately $13,926 for the quarter-ended July 31, 2008. The Company has the following rent commitment for the year ended April 30:

2009	$55,704
2010	55,704
2011	46,420

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this quarterly report, the terms "we", "us", "our", and "Bioshaft" mean Bioshaft Water Technology, Inc., unless otherwise indicated.

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

Effective August 15, 2008, Rafeh Hulays resigned as director and the Chief Financial Officer, Secretary and Treasurer. On September 10, 2008, Imad Kamel Yassine replaced Mr. Hulays as our Chief Financial Officer, Secretary and Treasurer.

Current Business

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

Pursuant to the Asset Purchase Agreement, on August 2, 2007, we closed a private placement consisting of 3,000,000 units of our securities at a price of $0.50 per unit for aggregate proceeds of $1,500,000. Each unit consisted of: (a) one common share; (b) one common share purchase warrant entitling the holder thereof to purchase one common share for a period of twenty-four months commencing from the closing of the Private Placement at an exercise price of $0.55 per common share; and (c) one common share purchase warrant entitling the holder thereof to purchase one common share for a period of thirty-six months commencing from the closing of the Private Placement at an exercise price of $0.60 per common share. We issued the units to a non-U.S. person (as that term is defined in Regulation S of the 1933 Act) in an offshore transaction relying on Regulation S and/or Section 4(2) of the 1933 Act.

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

As at July 31, 2008, our company has impaired the value of our patent to a nominal amount.

On June 12, 2008, we issued a news release announcing that our licensee FPS had submitted a bid to provide seven waste water treatment plans for Kharafi Nation’s housing project in Dubai.

The contract is for seven plants each with a capacity of 633,000 gallons per day per plant.

On August 11, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of the loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 11, 2009. The loan is to be used for general working capital purposes.

Results of Operations

Three Months Summary

	Three Months Ended July 31,
	2008	2007
Operating Expenses	$302,543	$5,844
Interest and Dividend Income (Expense)	(12,208)	-

Net Loss	$314,751	$5,844

Revenue

We have not had revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended July 31,
	2008	2007
General and Administrative	$285,030	$5,579
Depreciation and amortization	4,727	265
Stock based compensation expense	12,786	-
Net Loss from operations	$302,543	$5,844

Total operating expenses during the three months ended July 31, 2008 increased (or decreased) as compared to the comparative period in 2007 because of amortization and deprecation related to the purchase of a patent, stock based compensation expense and an increase to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	At July 31,
	2008	2007
Current assets	$390,793	$6,245
Current liabilities	210,291	1,976
Working capital	$180,502	$4,269

Cash Flows

	Three Months Ended July 31,
	2008	2007
Net cash flows used in operating activities	$(274,049)	$(11,486)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	575,000	-
Net increase in cash during period	$300,951	$(11,496)

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

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

From inception to July 31, 2008, we have incurred aggregate net losses of $15,536,690 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended July 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of July 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended July 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Management’s Report on Internal Controls over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10*	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd.

10.11*	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd.

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

______________________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 12, 2008	By: /s/ Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2008	By: /s/ Imad Kamel Yassine
Name: Imad Kamel Yassine
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)