Form 10KSB/A
period 2008-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2008-10-23
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
Amendment No. 2

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

22

2008 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

The Board of Directors and Stockholders
Bioshaft Water Technology, Inc.
(Formerly Poinstar Entertainment Corp.)

We have audited the accompanying balance sheet of Bioshaft Water Technology, Inc. as of April 30, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year ended April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/ s/ Kabani & Company, Inc.

Los Angeles, California

July 20, 2008

23

2007 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
Bioshaft Water Technology, Inc.
(formerly Pointstar Entertainment, Corp.)

We have audited the accompanying balance sheet of Bioshaft Water Technology, Inc. (formerly Pointstar Entertainment, Corp.) as of April 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended April 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc. (formerly Pointstar Entertainment, Corp.) as of April 30, 2007 and the results of its operations and its cash flows for the year ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern.
Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 13, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 13, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 13, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 13, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 13, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

Exhibit	Description
Number

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

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
Dated: October 22 , 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hassan Hans Badreddine
Hassan Hans Badreddine
Chief Executive Officer, President, and Director
(Principal Executive Officer)
Dated: October 22 , 2008

By:	/s/ Imad Kamel Yasine
Imad Kamel Yasine
Chief Financial Officer, Chief Operating Officer, Secretary and
Treasurer
(Principal Financial and Accounting Officer)
Dated: October 22 , 2008