Form 10-Q
period 2008-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2008-12-15
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

90,000,000 common shares issued and outstanding as of December 15, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets as of October 31, 2008 (Unaudited) and April 30, 2008	4

Statements of Operations for the three and six month periods ended October 31, 2008 and 2007 and for the period from inception to October 31, 2008 (Unaudited)	5

Statement of Stockholder’s Equity for the period from inception to October 31, 2008 (Unaudited)	6

Statements of Cash Flows for the three and six month periods ended October 31, 2008 and 2007 and for the period from inception to October 31, 2008 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8-15

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS

	October 31,	April 30,
	2008	2008
	(Unaudited)

ASSETS

Current assets :
Cash and cash equivalents	$182,314	$80,200
Other current assets	4,642	5,676

Total current assets	186,956	85,876

Other assets :
Deposits	4,939	4,939
Property, plant and equipment – net	31,764	37,110

Total other assets	36,703	42,049

Total assets	$223,659	$127,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Credit line payable	$75,000	$-
Accounts payable and accrued expenses	173,397	108,137

Total current liabilities	248,397	108,137

Long Term Liabilities :
Loan payable	500,000	-

Stockholders’ equity (deficit) :-
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and	90,000	90,000
outstanding
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	15,179,057	15,151,727
Deficit accumulated during the development stage	(15,793,795)	(15,221,939)

Total stockholders’ equity (deficit)	(524,738)	19,788

Total liabilities and stockholders' equity (deficit)	$223,659	$127,925

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period From
					Inception
	Three Month	Three Month	Six Month	Six Month	(March 8,
	Period	Period	Period	Period	2006)
	Ended	Ended	Ended	Ended	To
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

NET REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation & amortization	4,928	296,712	9,655	296,977	1,795,520
Impairment of assets	-	-	-	-	12,483,903
General & administrative	219,456	155,797	504,486	161,286	1,288,488
Stock based compensation	14,544	-	27,330	-	204,090

Total Operating Expense	222,083	452,509	541,471	458,263	15,772,001

NET LOSS FROM OPERATIONS	(238,928)	(452,509)	(541,471)	(458,263)	(15,772,001)

OTHER INCOME (EXPENSE)
Loss on disposal of equipment	-	(15,080)	-	(15,080)	-
Interest income	573	2,581	865	2,581	9,456
Interest Expense	(18,750)	-	(31,250)	-	(31,250)

	(18,177)	(12,499)	(30,385)	(12,499)	(21,794)

NET LOSS	$(257,105)	$(465,008)	$(571,856)	$(470,762)	$(15,793,795)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.003)	$(0.000)	$(0.006)	$(0.003)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	90,000,000	124,766,667	90,000,000	198,961,957

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO JULY 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, March 8, 2006		$-	$-	$-	$-

Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split		265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	27,330	-	27,330
Net loss for the six months	-	-	-	(571,856)	(571,856)

Balance, October 31, 2008	90,000,000	$90,000	$15,179,057	$(15,793,795)	$(524,738)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Period From
	Six	Six	Inception
	Months Period	Months Period	(March 8,
	Ended	Ended	2006) to
	October 31,	October 31,	October 31,
	2008	2007	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(571,856)	$(470,762)	$(15,793,795)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	15,080	12,483,903
Depreciation & amortization	9,655	296,977	1,795,520
Stock based compensation	27,330	-	204,090
Change in operating assets & liabilities :-
Increase in other current assets	1,034	-	(4,642)
Increase in other assets	-	-	(4,939)
Increase in accounts payable	65,261	3,549	173,397

Net cash used in operating activities	(468,576)	(155,156)	(1,146,466)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from funds drawn on line of credit	75,000	-	75,000
Proceeds from loan payable	500,000	-	500,000
Proceeds from issuance of common stock	-	1,500,000	1,565,000

	575,000	1,500,000	2,140,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	(4,310)	-	(61,137)
Purchase of patent	-	(750,033)	(750,083)

Net cash used in investing activities	(4,310)	-	(811,220)

Change in cash and cash equivalents during the period	102,113	594,811	182,314

Cash and cash equivalents, beginning of the period	80,200	17,741	-

Cash and cash equivalents, end of the period	$182,314	$612,552	$182,314

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the three month periods ended October 31, 2008 and 2007. The results of operations for the three month periods ended October 31, 2008 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB for the year ended April 30, 2008.

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
October 31, 2008

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
October 31, 2008

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
October 31, 2008

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at October 31, 2008 and April 30, 2008:

	October 31,	April 30,
	2008	2008

Automobile	$33,776	$33,776
Computer equipment	11,807	7,497

	45,583	41,273
Accumulated depreciation	(13,819)	(4,163)

Total	$31,764	$37,110

During the three month period ended October 31, 2008 and 2007, the company recorded depreciation related to fixed assets of $4,928 and $296,712, respectively.

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
October 31, 2008

NOTE 6. LOAN PAYABLE

On June 3, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 11, 2008.

The interest expense for the three month period ended October 31, 2008 was $18,750.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2008 of $15,776,950. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
October 31, 2008

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

The following table outlines warrants outstanding as at October 31, 2008:

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
October 31, 2008

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

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Options	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.50	100,000	4.24	$0.50	100,000	$0.50	53,000
$0.50	150,000	4.48	$0.50	30,240	$0.50	79,500

The grant-date fair value of options granted during the year ended October 31, 2008 was $1.15 and $1.62.

Total stock-based compensation for the three month period ended October 31, 2008 was $14,544 (2007: $Nil).

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

NOTE 9. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

The Company accrued $45,000 in consulting fees to the president of the Company during the quarter-ended October 31, 2008. The Company accrued $45,000 in consulting fees to the COO of the Company during the quarter-ended October 31, 2008.The Company also paid $25,500 to the COO’s son for consulting fee during the quarter-ended October 31, 2008.

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

Operating Leases

The Company leases office facilities under operating lease that terminates in February 2011. Rental expense for the lease consisted of approximately $13,926 for the quarter-ended October 31, 2008. The Company has the following rent commitment for the year ended April 30:

2009	$ 55,704
2010	55,704
2011	46,420

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

Effective August 15, 2008, Rafeh Hulays resigned as director and the Chief Financial Officer, Secretary and Treasurer, Mr. Hulays was replaced by Imad Kamel Yassine.

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

Results of Operations

Three Months Summary

	Three Months Ended October 31,
	2008	2007
Operating Expenses	$238,928	$452,509
Other Income (Expense)	(18,177)	(12,499)

Net Loss	$257,105	$465,008

Revenue

We have not had revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended October 31,
	2008	2007
General and Administrative	$219,456	$155,797
Depreciation and amortization	4,928	296,712
Stock based compensation expense	14,544	-
Net Loss from operations	$238,928	$452,509

Total operating expenses during the three months ended October 31, 2008 increased (or decreased) as compared to the comparative period in 2007 because of amortization and deprecation related to the purchase of a patent, stock based compensation expense and an increase to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	At October 31,
	2008	2007
Current assets	$186,956	$6,245
Current liabilities	248,397	1,976
Working capital	$(61,441)	$4,269

Cash Flows

	Six Months Ended October 31,
	2008	2007
Net cash flows used in operating activities	$(468,576)	$(155,156)
Net cash flows used in investing activities	(4,310)	(750,033)
Net cash flows provided by financing activities	575,000	1,500,000
Net increase in cash during period	$102,113	$594,811

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

From inception to October 31, 2008, we have incurred aggregate net losses of $15,793,795 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended October 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of October 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended October 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report on Form 10-Q filed on September 12, 2008)

10.11	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report on Form 10-Q filed on September 12, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 15, 2008	By: /s/ Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2008	By: /s/ Imad Kamel Yassine
Name: Imad Kamel Yassine
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)