Form 10-Q/A
period 2008-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2008-12-16
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS

	October 31,	April 30,
	2008	2008
	(Unaudited)

ASSETS

Current assets :
Cash and cash equivalents	$182,314	$80,200
Other current assets	4,642	5,676

Total current assets	186,956	85,876

Other assets :
Deposits	4,939	4,939
Property, plant and equipment – net	31,764	37,110

Total other assets	36,703	42,049

Total assets	$223,659	$127,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Credit line payable	$75,000	$-
Accounts payable and accrued expenses	173,397	108,137
Loan payable	500,000	-

Total current liabilities	748,397	108,137

Stockholders’ equity (deficit) :-
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and	90,000	90,000
outstanding
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	15,179,057	15,151,727
Deficit accumulated during the development stage	(15,793,795)	(15,221,939)

Total stockholders’ equity (deficit)	(524,738)	19,788

Total liabilities and stockholders' equity (deficit)	$223,659	$127,925

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

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO OCTOBER 31, 2008
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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Period From
	Six	Six	Inception
	Months Period	Months Period	(March 8,
	Ended	Ended	2006) to
	October 31,	October 31,	October 31,
	2008	2007	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(571,856)	$(470,762)	$(15,793,795)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	15,080	12,483,903
Depreciation & amortization	9,655	296,977	1,795,520
Stock based compensation	27,330	-	204,090
Change in operating assets & liabilities :-
Decrease in other current assets	1,034	-	(4,642)
Increase in other assets	-	-	(4,939)
Increase in accounts payable	65,261	3,549	173,397

Net cash used in operating activities	(468,576)	(155,156)	(1,146,466)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from funds drawn on line of credit	75,000	-	75,000
Proceeds from loan payable	500,000	-	500,000
Proceeds from issuance of common stock	-	1,500,000	1,565,000

Net cash provided from financing activities	575,000	1,500,000	2,140,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	(4,310)	-	(61,137)
Purchase of patent	-	(750,033)	(750,083)

Net cash used in investing activities	(4,310)	-	(811,220)

Change in cash and cash equivalents during the period	102,113	594,811	182,314

Cash and cash equivalents, beginning of the period	80,200	17,741	-

Cash and cash equivalents, end of the period	$182,314	$612,552	$182,314

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the three and six month periods ended October 31, 2008 and 2007. The results of operations for the three and six month periods ended October 31, 2008 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB for the year ended April 30, 2008.

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

Stock-Based Compensation

SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

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

Equipment consists of computer equipment and an automobile and is recorded at cost.

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

During the six month period ended October 31, 2008 and 2007, the company recorded depreciation related to fixed assets of $9,655 and $296,977, respectively.

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

NOTE 5. LINE OF CREDIT

During the quarter ended July 31, 2008, we signed a credit facility of $76,000 with a bank. We are obligated to pay the finance charge at a rate of 4.99% per year. The credit facility is unsecured and has no financial requirements to maintain it in good standing. There are no specific terms of repayment as the line of revolving. As of October 31, 2008, the outstanding balance was $75,000.

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

The interest expense for the six month period ended October 31, 2008 was $31,250.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2008 of $15,793,795 . This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Warrants

The following table outlines warrants outstanding as at October 31, 2008:

		Weighted	Total		Weighted
	Total	Average	Weighted		Average	Aggegrate
Exercise	Warrants	Remaining	Average	Warrants	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Price	Value

$0.55	3,000,000	0.40	$0.28	3,000,000	$0.28	-
$0.60	3,000,000	1.40	$0.70	3,000,000	$0.70	-

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

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Options	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.50	100,000	1.59	$0.20	100,000	$0.36	53,000
$0.50	150,000	2.54	$0.30	38,904	$0.14	79,500

The grant-date fair value of options granted was $1.15 and $1.62.

Total stock-based compensation for the six month period ended October 31, 2008 was $27,330 (2007: $Nil).

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

NOTE 9. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

The Company incurred $90,000, $84,450 and $51,000 in consulting fees to the president, the COO and the COO’s son of the Company consecutively during the six months ended October 31, 2008. As of October 31, 2008, $24,341 and $40,450 were due to the President and the COO of the Company, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

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

Liquidity and Financial Condition

Working Capital

	At October 31,
	2008	2007
Current assets	$186,956	$612,552
Current liabilities	748,397	11,525
Working capital	$(561,441)	$601,027

Cash Flows

	Six Months Ended October 31,
	2008	2007
Net cash flows used in operating activities	$(468,576)	$(155,156)
Net cash flows used in investing activities	(4,310)	(750,033)
Net cash flows provided by financing activities	575,000	1,500,000
Net increase in cash during period	$102,113	$594,811

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