Form 10-Q
period 2009-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2009-03-17
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

90,000,000 common shares issued and outstanding as of March 17, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets as of January 31, 2009 and April 30, 2008 (Unaudited)	4

Statements of Operations for the three and nine month periods ended January 31, 2009 and 2008 and for the period from inception to January 31, 2009 (Unaudited)	5

Statement of Stockholder’s Equity for the period from inception to January 31, 2009 (Unaudited)	6

Statements of Cash Flows for the three and nine month periods ended January 31, 2009 and 2008 and for the period from inception to January 31, 2009 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8-15

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2009	2008

ASSETS

Current assets :
Cash and cash equivalents	$25,394	$80,200
Other current assets	18,139	5,676

Total current assets	43,533	85,876

Other assets :
Deposits	4,939	4,939
Property, plant and equipment – net	25,952	37,110

Total other assets	30,891	42,049

Total assets	$74,424	$127,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Accounts payable and accrued expenses	$209,394	$108,137
Customer deposit	34.950	-
Loan payable	500,000	-

Total current liabilities	744,344	108,137

Stockholders’ equity (deficit) :-
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and	90,000	90,000
outstanding
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	15,193,460	15,151,727
Deficit accumulated during the development stage	(15,953,380)	(15,221,939)

Total stockholders’ equity (deficit)	(669,920)	19,788

Total liabilities and stockholders' equity (deficit)	$74,424	$127,925

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period From
					Inception
	Three Month	Three Month	Nine Month	Nine Month	(March 8,
	Period	Period	Period	Period	2006)
	Ended	Ended	Ended	Ended	To
	January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008	2009

NET REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation & amortization	5,813	718,725	15,468	1,015,752	1,801,333
Impairment of assets	-	-	-	-	12,483,903
General & administrative	121,067	297,494	625,554	458,780	1,409,555
Stock based compensation	14,403	201,930	41,733	201,930	218,493

Total Operating Expense	141,283	1,218,149	682,755	1,676,412	15,913,284

NET LOSS FROM OPERATIONS	(141,283)	(1,218,149)	(682,755)	(458,263)	(15,913,284)

OTHER INCOME (EXPENSE)
Loss on disposal of equipment	-	-	-	(15,080)	-
Interest income	449	4,026	1,314	6,607	9,904
Interest Expense	(18,750)	-	(50,000)	-	(50,000)
Total other income (expense)
	(18,301)	(4,026)	(48,686)	(8,473)	(40,096)

NET LOSS	$(159,584)	$(1,214,123)	$(731,441)	$(1,684,885)	$(15,953,380)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.00)	$(0.008)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	90,000,000	270,000,000	90,000,000	162,419,355

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO JANUARY 31, 2009
(UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
					(deficit)

Inception, March 8, 2006		$-	$-	$-	$-

Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split		265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	41,733	-	41,733
Net loss for the nine months	-	-	-	(731,441)	(731,441)

Balance, January 31, 2009	90,000,000	$90,000	$15,193,460	$(15,953,380)	$(669,920)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Period From
	Nine	Nine	Inception
	Months Period	Months Period	(March 8,
	Ended	Ended	2006) to
	January 31,	January 31,	January 31,
	2009	2008	2009

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(731,441)	$(1,684,885)	$(15,953,380)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	15,080	12,483,903
Depreciation & amortization	15,468	1,015,702	1,801,333
Stock based compensation	41,733	201,930	218,493
Change in operating assets & liabilities :-
Decrease in other current assets	(12,463)	-	(18,139)
Increase in other assets	-	-	(4,939)
Increase in accounts payable	101,257	33,202	209,394
Increase in deposits received	34,950	-	34,950

Net cash used in operating activities	(550,496)	(418,971)	(1,228,385)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from loan payable	500,000	-	500,000
Proceeds from related party loan payable	75,000
Repayment of related party loan payable	(75,000)
Proceeds from issuance of common stock	-	1,500,000	1,565,000

Net cash provided from financing activities	500,000	1,500,000	2,065,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	(4,310)	(4,346)	(61,137)
Purchase of patent	-	(750,033)	(750,083)

Net cash used in investing activities	(4,310)	(754,379)	(811,220)

Change in cash and cash equivalents during the period	(54,806)	326,650	25,395

Cash and cash equivalents, beginning of the period	80,200	17,741	-

Cash and cash equivalents, end of the period	$25,394	$344,391	$25,395

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2009

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

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

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following at January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30,
		2008

Automobile	$33,776	$33,776
Computer equipment	11,807	7,497

	45,583	41,273
Accumulated depreciation	(19,631)	(4,163)

Total	$25,952	$37,110

During the nine month period ended January 31, 2009 and 2008, the company recorded depreciation and amortization expense of $15,468 and $1,015,702, respectively.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

NOTE 5. LOAN PAYABLE

On June 3, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 11, 2008.

The interest expense for the nine month period ended January 31, 2009 was $50,000.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to January 31, 2008 of $15,953,380. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. STOCKHOLDERS’ EQUITY

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

NOTE 7. STOCKHOLDERS’ EQUITY (CONTINUED)

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

Warrants

The following table outlines warrants outstanding as at January 31, 2009:

		Weighted	Total		Weighted
	Total	Average	Weighted		Average	Aggregrate
Exercise	Warrants	Remaining	Average	Warrants	Exercise	Intrinsic
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Price	Value

$0.55	3,000,000	0.28	$0.28	3,000,000	$0.28	-
$0.60	3,000,000	1.28	$0.30	3,000,000	$0.30	-

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 2 and 4 years, dividend yield of 0%, risk free interest rate of 3.125% and 3.335%% and volatility of 53%. The fair value of the warrants was adjusted against additional paid in capital.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

NOTE 7. STOCKHOLDERS’ EQUITY (CONTINUED)

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

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

		Weighted	Total
		Average	Weighted		Weighted
	Total	Remaining	Average		Average	Aggegrate
Exercise	Options	Life	Exercise	Options	Exercise	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Price	Value

$0.50	100,000	1.49	$0.20	100,000	$0.33	-
$0.50	150,000	2.39	$0.30	51,507	$0.17	-

The grant-date fair value of options granted was $1.15 and $1.62.

Total stock-based compensation for the nine month period ended January 31, 2009 and 2008 were $41,733 and $201,930, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

NOTE 8. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

During the quarter ended July 31, 2008, the Company entered into a verbal loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at a finance charge of 4.99% per year. The Company paid off the loan during the period ended January 31, 2009. .

The Company incurred $100,500, $84,450 and $76,500 in consulting fees to the president, the COO and the COO’s son, consecutively during the nine months ended January 31, 2009. During the three months period ended January 31, 2009, the President and COO of the Company verbally foregave approximately $35,000 and $50,000 respectively of their consulting fees. As of January 31, 2009, $24,341 and $40,450 and $17,000 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

NOTE 9. COMMITMENTS:

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

As of January 31, 2009, the Company did not pay any bonus to the President of the Company.

Operating Leases

The Company leases office facilities under operating lease that terminates in February 2011. Rental expense for the lease consisted of approximately $41,778 for the nine months period ended January 31, 2009. The Company has the following rent commitment for the year ended April 30:

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

On February 10th, 2009 BioShaft was granted its United States Patent. The patent number is 7,488,413.

On March 16, 2009, we completed installation and commissioning of a pilot plant for the city of Wayne Nebraska. We built the plant at our own cost and in return the city of Wayne will run and analyze the data in order for us to get the appropriate permits for Nebraska. At that point the city of Wayne will return the pilot plant to BioShaft.

BioShaft sold a small plant to water masters in Jeddah Saudi Arabia to establish our first plant in the Saudi Arabia. This sale will serve as a sample of the BioShaft patented technology in the Saudi market and will assist us in generating sales in the Kingdom of Saudi Arabia. Installation of this plant is scheduled for early April.

BioShaft split the cost of a pilot plant with RIC middle east in Dubai. BioShaft is currently constructing this plant and plans to ship it to Dubai in April. This plant will be loaned to the municipality for free for testing and demonstration purposes. The system will be given back to BioShaft and RIC afterwards at which point it will be sold. BioShaft and RIC will split the revenue generated by the sale.

Results of Operations

Three Months Summary

	Three Months Ended January 31,
	2009	2008
Operating Expenses	$141,283	$1,218,149
Other Income (Expense)	(18,301)	(4,026)

Net Loss	$159,584	$1,214,123

Revenue

We have not had revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended January 31,
	2009	2008
General and Administrative	$121,067	$297,494
Depreciation and amortization	5,813	718,725
Stock based compensation expense	14,403	201,930
Net Loss from operations	$141,283	$1,218,149

Total operating expenses during the three months ended January 31, 2009 decreased as compared to the comparative period in 2008 due to an overall decrease to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2009	2008
Current assets	$43,533	$85,876
Current liabilities	744,344	108,137
Working capital	$(700,811)	$(22,261)

Cash Flows

	Nine Months Ended January 31,
	2009	2008
Net cash flows used in operating activities	$(550,496)	$(418,971)
Net cash flows used in investing activities	(4,310)	(754,379)
Net cash flows provided by financing activities	500,000	1,500,000
Net increase in cash during period	$(54,806)	$326,650

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

From inception to January 31, 2009, we have incurred aggregate net losses of $15,953,380 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended January 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of January 31, 2009, our Chief Executive Officer and Chief

Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended January 31, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 17, 2009	By:	/s/ Hassan Hans Badreddine
	Name:	Hassan Hans Badreddine
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2009	By:	/s/ Imad Kamel Yassine
	Name:	Imad Kamel Yassine
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)