Form 10-K
period 2009-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2009-08-14
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-049003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Orchard Drive, Suite 220, Lake Forest CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 748-8050

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

- ii -

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller	Accelerated filer [ ]
Non-accelerated filer [ ]	reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,950,000 based on a price of $0.37 per share, being the price the common equity was last sold as of the last day of the registrant’s most recently cpmleted second fisal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 90,000,000 shares of common stock as of August 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement;
and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable

Available Information

          Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

  risks related to the failure to successfully management or achieve growth of a new business opportunity; and

  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Digital Valleys" mean Digital Valleys Corp., unless otherwise indicated.

ITEM 1. BUSINESS

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

Our principal executive offices are located at Orchard Drive, Suite 220, Lake Forest CA and our telephone number is (949) 748-8050.

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

Subsequently, by written consent resolution of our directors effective March 12, 2008, we agreed to extend the date set out in paragraph (a) above to 365 days and the date set out in paragraph (b) above to 365 days. Neither target has been met and no new extension has been negotiated with Dr. Badreddine.

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

Due to lack of payments of these royaly fees, the Licencing Agreement with FPS is terminated along with our relationship with FPS.

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

On November 11, 2008 we completed an sales agreement with RIC for a demo plant in Dubai, UAE. On July 14, 2009 completed the installation and commissioning the plant. This plant is for demo purposes. RIC paid 50% of the $100,000 cost.

On Dec 3, 2008 we received an order and down payment for a plant in Jeddah, Saudi Arabia. On June 24, 2009 we completed the installation and commissioning of the plant sold in Jeddah, Saudi Arabia.

On February 10, 2009. we received our United States Patent from the United States Patent and Trademark Office for our wastewater treatment plant and method. The patent number is 7,488,413. The we currently hold a patent in the United Kingdom as well and we have filed a PCT application as well.

On February 27, 2009 we entered into a loan agreement with Imad Yassine, in respect of the loan in the amount of $75,000 at the rate of interest of 10% per annum payable in full on February 27, 2010. The loan is to be used for general working capital purposes.

On March 6, 2009 we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of the loan in the amount of $25,000 at the rate of interest of 15% per annum payable in full on March 6, 2010. The loan is to be used for general working capital purposes

On April 15, 2009 we have completed the installation and commissioning of a pilot plant for the city of Wayne, Nebraska. If the test results are approved they will allow us to bid on a larger project to upgrade their existing municipal plant.

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

United States Market Segment

We are headquartered in Lake Forest, California and we plan to focus on the United States market.

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

Intellectual Property

We own the inventions covered by United Kingdom Patent GB2390365 titled "WASTE WATER TREATMENT PLANT AND METHOD". On February 10, 2009. we received our United States Patent from the United States Patent and Trademark Office for our wastewater treatment plant and method. The patent number is 7,488,413. We also acquired the following related patent applications from Hans Bio Shaft Limited under the Asset Purchase Agreement and the Patent Assignment Agreement:

  PCT international patent application PCT/GB04/00002 (publication WO2005066081);
  European patent application EP20040700280 (publication EP1711440)

however, although related, these patent applications are not linked by priority to our U.K. patent.

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

Employees

The Company has retained 4 consultants including its President, COO and Vice President of Operations.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2009, we have incurred aggregate net losses of $16,125,371 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

ITEM 2.           PROPERTIES.

Executive Offices

We do not own any real property. We currently maintain our corporate office at 1 Orchard Drive, Suite 220, Lake Forest CA 92630. We pay monthly rent of $2,058 for use of this space. This space is sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
April 30, 2009	$0.74	$0.17
January 31, 2009	$0.41	$0.16
October 31, 2008	$1.16	$0.26
July 31, 2008	$3.26	$0.80
April 30, 2008	$2.65	$1.20
January 31, 2008	$2.05	$1.40
October 31, 2007	$2.13	$1.60

Holders of our Common Stock

On August 13, 2009 the shareholders’ list of our common stock showed 16 registered shareholder and 90,000,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Over the next twelve months ending April 30, 2010, we plan to:

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

Cash Requirements

Over the next 12 months ending April 30, 2010, we anticipate that we will incur the following operating expenses totaling approximately $600,000 in implementing our new business plan of designing and manufacturing domestic waste water treatment plant system as follows:

Expenses	Estimated Cost
Marketing/Promotion Officer and Employee Compensation Rent and Utilities General and Administrative	$ 35,000 $ 450,000 $ 30,000 $ 85,000
Total	$ 600,000

Year Ended April 30, 2009

	2009	2008
Revenue Cost of sales Operating Expenses Interest and Dividend Income	$ 50,000 50,000 832,923 1,315	$ - - 15,190,723 8,591
Net Loss	$ 903,433	$ 15,182,132

Revenue and Expenses

	Year Ended April 30,
	2009	2008
General and Administrative Depreciation and amortization Impairment of assets Stock based compensation expense	$ 760,776 14,537 - 57,611	$ 744,372 1,785,688 12,483,903 176,760
Net Loss from operations	$ 832,923	$ 15,190,723

Total operating expenses during the year ended April 30, 2009 decreased as compared to the comparative period in 2008 because the company did not impair its assets in the current year. .

Liquidity and Financial Condition

Working Capital

	At April 30,
	2009	2008
Current assets Current liabilities	$ 140,496 998,351	$ 85,876 108,137
Working capital (deficit)	$ (857,855)	$ (22,261)

Cash Flows

	Year Ended April 30,
	2009	2008
Net cash flows used in operating activities Net cash flows used in investing activities Net cash flows provided by financing activities	$ 600,330 54,310 600,000	$ 646,185 791,356 1,500,000
Net increase (decrease) in cash during period	(54,640)	$ 62,459

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

The Board of Directors and Stockholders
Bioshaft Water Technology, Inc.
(Formerly Poinstar Entertainment Corp.)

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc. as of April 30, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the year ended April 30, 2009 and for 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended April 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company had accumulated deficit of $16,125,371 as of April 30, 2009 and incurred net loss of 903,433 during the year ended April 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 11, 2009
/s/ Kabani & Company, Inc.

Los Angeles, California

______________

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS AS OF APRIL 30, 2009 and 2008

	April 30, 2009	April 30, 2008

ASSETS
Current assets :
Cash and cash equivalents	25,560	80,200
Investment	50,000	-
Inventory	63,637	-
Other current assets	1,299	5,676
Total current assets	140,496	85,876
Other assets :
Deposits	4,939	4,939
Property, plant and equipment – net	26,883	37,110
Total other assets	31,822	42,049

Total assets	172,318	127,925

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Customer deposit	18,950	-
Accounts payable and accrued expenses	379,401	108,137
Loan payable-related party	75,000	-
Loans payable	525,000	-
Total Current Liabilities	998,351	108,137

Commitment

Stockholders’ equity (deficit) :
Common stock, $0.001 par value; 300,000,000 shares authorized,
90,000,000 issued and outstanding	90,000	90,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none	-	-
issued and outstanding
Additional paid-in capital	15,209,338	15,151,727
Deficit accumulated during the development stage	(16,125,371)	(15,221,939)

		19,788
Total stockholders’ equity (deficit)	(826,033)

Total liabilities and stockholders' equity (deficit)	172,318	127,925

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2009 AND 2008
AND THE CUMMULATIVE PERIOD FROM INCEPTION (MARCH 8 2006) TO APRIL 30, 2009

	2009	2008	Period From
			Inception 3/8/2006
			to 04/30/2009

Net Revenue	50,000	-	50,000
Cost of good sold	50,000	-	50,000
Gross Profit	-	-	-

OPERATING EXPENSES
Depreciation & amortization	14,537	1,785,688	1,800,402
Impairment of assets	-	12,483,903	12,483,903
General & administrative	760,776	744,372	1,544,778
Stock based compensation	57,611	176,760	234,371

Total Operating Expense	832,923	15,190,723	16,063,453

NET LOSS FROM OPERATIONS	(832,923)	(15,190,723)	(16,063,453)

OTHER INCOME (EXPENSE)
Interest Income (Expense), net	(70,508)	8,591	(61,917)

Total other Income (Expense)	(70,509)	8,591	(61,917)

NET LOSS	(903,433)	(15,182,132)	(16,125,371)

BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.11)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING	90,000,000	144,435,616

Weighted average number of dilutive shares has not been calculated as the dilutive shares will be anti-dilutive

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

(Formerly Pointstar Entertainment Corp.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION

(MARCH 8, 2006) TO APRIL 30, 2009

	Common Stock		Additional	Deficit	Total
			Paid In Capital	Accumulated	Stockholder's
	Shares	Amount		During he	Equity (deficit)
				Development
				Stage

Inception, March 8, 2006	-	$-	-	$-	$-

Initial capitalization Sale of common stock	240,000,000	4,000	11,000	-	15,000

Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923

Sale of common stock	30,000,000	500	49,500	-	50,000

Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193

Effect of forward stock split			(265,500)	-	-

Returned to treasury		265,500	210,000	-	-

Shares issued for cash	(210,000,000)	(210,000)	1,496,967	-	1,499,967

Shares issued for patent purchase	3,000,000	3,000	13,473,000	-	13,500,000

Stock based compensation	27,000,000 -	27,000 -	176,760	-	176,760

Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788

Stock based compensation	-	-	57,611	-	57,611

Net loss for the year	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR YEARS ENDED APRIL 30, 2009 AND 2008
AND FOR THE PERIOD SINCE INCEPTION (MARCH 8, 2006) TO APRIL 30, 2009

			Period From Inception
	4/30/2009	4/30/2008	3/8/2006 to 4/30/09

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(903,433)	(15,182,132)	(16,125,371)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating
Activities
Impairment of assets	-	12,483,903	12,483,903
Depreciation & amortization	14,537	1,785,688	1,800,402
Stock based compensation	57,611	176,760	234,371
Change in operating assets & liabilities :-			-
Increase in inventory	(63,637)	-	(63,637)
(Increase) Decrease in other current assets	4,377	(5,676)	(1,299)
Increase in other assets	-	(4,939)	(4,939)
Increase in accounts payable	271,264	100,211	379,398
Increase in customer deposit	18,950	-	18,950
Net cash used in operating activities	(600,330)	(646,185)	(1,278,222)
CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from loans payable	525,000	-	525,000
Proceeds from loan payable-related party	150,000	-	150,000
Repayment of related party loan payable	(75,000)	-	-
Proceeds from issuance of common stock	-	1,500,000	1,565,000
Net cash provided by financing activity	600,000	1,500,000	2,240,000
CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in joint venture	(50,000)	-	(50,000)
Purchase of equipment	(4,310)	(41,273)	(61,135)
Purchase of patent	-	(750,083)	(750,083)
Net cash used in investing activities	(54,310)	(791,356)	(861,218)
Change in cash and cash equivalents during the period	(54,640)	62,459	100,560
Cash and cash equivalents, beginning of the period	80,200	17,741	-
Cash and cash equivalents, end of the period	25,560	80,200	100,560
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Supplemental disclosure for non-cash investing and financing activities:
Shares issued for purchase of patents	-	13,500,000	13,500,000

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

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

Inventory

Inventories are valued at the lower of cost or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are custom made for our customers, who primarily consist of original engineer manufacturers (OEMs), and we do not accept returns. Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Stock-Based Compensation

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.11 for the years ended April 30, 2009 and 2008 respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements. In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2009, the Company generated $50,000 in revenue from this transaction and recorded $50,000 in investment.

NOTE 4. EQUIPMENT

Equipment consisted of the following at April 30, 2009 and 2008:

	2009	2008
Automobile	$33,776	$33,776
Computer equipment	11,807	7,497
	45,583	41,273

Accumulated depreciation	(18,700)	(4,163)

Property and equipment, net	$26,883	$37,110

During the years ended April 30, 2009 and 2008, the company recorded depreciation related to fixed assets of $14,537 and $52,253, respectively.

NOTE 5. PATENTS ACQUISITION AND IMPAIREMENT OF PATENT

On September 18, 2007, the Company acquired certain patents for Waste Water Treatment Plant and Method in exchange for $750,083 cash and 27,000,000 shares, during the year-ended April 30, 2008. The shares were valued at $13,500,000 which was the fair market value on the date of acquisition. The patents will be amortized over the useful life of 5 years.

The Company recorded an amortization expense of $NIL and $1,781,261 during the years-ended April 30, 2009 and 2008.

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of patents in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets". Based on its assessment, the Company determined that $12,483,903 of patents relating to Waste Water Treatment Plant and Method is impaired at April 30, 2008, due to uncertainty about recovery of projected cash flow from the patent

NOTE 6. LOANS PAYABLE

On June 3, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 11, 2008.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company, subject to a 3% financing fee.

The interest expense for years ended April 30, 2009 and 2009 was $68,578 and nil respectively.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to April 30, 2009 of $16,125,371. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Warrants

The following table outlines warrants outstanding as at April 30, 2009:

		Weighted	Total
		Average	Weighted
	Total	Remaining	Average		Aggregrate
Exercise	Warrants	Life	Exercise	Warrants	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Value

$0.55	3,000,000	0.16	$0.28	3,000,000	795,000
$0.60	3,000,000	1.16	$0.30	3,000,000	720,000

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

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

		Weighted	Total
		Average	Weighted
	Total	Remaining	Average		Aggregate
Exercise	Options	Life	Exercise	Options	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Value

$0.50	250,000	3.63	$0.50	163,699	181,000

The grant-date fair value of options granted during the year-ended April 30, 2008 was $1.15 and $1.62.

Total stock-based compensation for the year- ended April 30, 2009 and 2008 was $57,611 and $176,760, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.During the year ended April 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at a finance charge of 4.99% per year. The Company paid off the loan during the period ended January 31, 2009.

During the year ended April 30, 2009, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at a finance charge of 10% per year. The loan is repayable in February, 2010.

The Company incurred $115,000, $120,000 and $85,000 in consulting fees to the president, the COO and the COO’s son, consecutively during the year ended April 30, 2009. As of April 30, 2009, $26,500, $45,000 and $15,473 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

As of April 30, 2009, $40,450 was payable to a company controlled by the COO.

NOTE 10. COMMITMENT:

The Company is obligated to pay the President of the Company a bonus based upon the following terms:

-	$750,000 upon the due execution and delivery, within 365 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $6,000,000;

-	$1,000,000 upon the due execution and delivery, within 365 days of closing, of contracts for the purchase of the Waste Water Systems in the aggregate amount of $10,000,000.

As of April 30, 2009, the Company has not paid any bonus to the President of the Company

Operating Leases

In April 2009, Company entered into a lease with the same landlord for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year. Subsequent to April 30, 2009, the Company moved to this facility. Rent expense charged to operations amounted to $59,169 and $9,284 for the years ended April 30, 2009 and April 30, 2008, respectively.

The Company has the following rent commitment for the year ended April 30:

2010	$24,692
2011	24,692
2012	24,692
2013	24,692
2014	2,057

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of April 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Executive Officer and Directors

Our officers and directors and their ages and positions are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Hans Badreddine	President, Chief Executive Officer and Director	57	September 18, 2007
Imad Kamel Yassine	Chief Operating Officer and Director	60	August 14, 2007
Bashar Amin	Vice President of Operations	49	June 2, 2008

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

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended April 30, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended March 31, 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year(1)	Annual Compensation			Long Term Compensation			All Other
		Salary	Bonus	Other	Awards		Pay- outs
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Hassan Hans Badreddine	2009 2008	115,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Imad Kamel Yassine	2009 2008	120,000 165,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Bashar Amin	2009 2008	64,151 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hassan Hans Badreddine	-	-	-	-	-	-	-	-	-
Imad Kamel Yassine	-	-	-	-	-	-	-	-	-
Bashar Amin	-	-	-	-	-	-	-	-	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the number and percentage of shares of our common stock owned as of July 27, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Hassan Hans Badreddine	27,000,000	30.00%
Common Stock	Imad Kamel Yassine	18,000,000	20.00%
all officers as a Group		45,000,000	50.00%

(¹) Based on 90,000,000 shares of our common stock outstanding.

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

          The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

          During the year-ended April 30, 2009, the Company entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at a finance charge of 10% per year. The loan is repayable in February, 2010.

          The Company incurred $115,000, $120,000 and $85,000 in consulting fees to the president, the COO and the COO’s son, consecutively during the year ended April 30, 2009. As of April 30, 2009, $26,500, $45,000 and $15,473 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

          As of April 30, 2009, $40,450 was payable to a company controlled by the COO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended April 30, 2009, Kabani & Company, Inc., billed us for $17,500 in audit fees.

Review Fees

Kabani & Company, Inc., billed us $22,500 for reviews of our quarterly financial statements in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Kabani & Company, Inc. for tax compliance, tax advice, tax planning or other work during our fiscal year ended April 30, 2009.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC

10.8	License Agreement dated February 14, 2008 between our company and FPS International

10.9	Draft Project Construction Contract between our company and FPS International

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafeh Hulays

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