Form 10-Q
period 2009-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2009-09-21
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

90,000,000 common shares, $0.001 par value issued and outstanding as of September 17, 2009

BIOSHAFT WATER TECHNOLOGY, INC.
INDEX TO FORM 10-Q FILLING
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	July 31,	April 30,
	2009	2009

ASSETS

Current assets :
Cash and cash equivalents	$2,099	$25,560
Investment	50,000	50,000
Inventory	63,637	63,637
Other current assets	1,299	1,299

Total current assets	117,036	140,496

Other assets :
Deposits	2,249	4,939
Property, plant and equipment – net	23,052	26,883

Total assets	$142,337	$172,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Customer deposit	$19,950	$18,950
Accounts payable and accrued expenses	432,041	379,401
Loan payable – related party	100,000	75,000
Loans payable	525,000	525,000

Total current liabilities	1,076,991	998,351

Stockholders’ equity (deficit) :-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and	90,000	90,000
outstanding
Additional paid-in capital	15,223,741	15,209,338
Deficit accumulated during the development stage	(16,248,394)	(16,125,371)

Total stockholders’ equity (deficit)	(934,654)	(826,033)

Total liabilities and stockholders' equity (deficit)	$142,337	$172,318

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
AND THE CUMMULATIVE PERIOD FROM INCEPTION (MARCH 8 2006) TO JULY 31, 2009
(UNAUDITED)

		For the three months ended July 31,			Period From Inception
					3/8/2006 to 07/31/2009
		2009		2008

Net Revenue		$-		$-	$50,000
Cost of sales		-		-	50,000

Gross Profit		-		-	-

OPERATING EXPENSES
Depreciation & amortization		3,830		4,727	1,804,232
Impairment of assets		-		-	12,483,903
General & administrative		93,539		285,030	1,638,317
Stock based compensation		14,403		12,786	248,774
Total Operating Expense		111,772		302,543	16,175,225

NET LOSS FROM OPERATIONS		(111,772)		(302,543)	(16,175,225)

OTHER INCOME (EXPENSE)
Other income		2,400		-	2,400
Interest Income (Expense)		(13,650)		(12,208)	(75,568)
		(11,250)		(12,208)	(73,169)

NET LOSS		$(123,023)		$(314,751)	$(16,248,394)

BASIC AND DILUTED WEIGHTED AVERAGE		90,000,000		90,000,000
NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED NET LOSS PER SHARE	$	(0.00)	$	(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO JULY 31, 2009

	Common Stock		Additional Paid	Deficit Accumulated	Total Stockholder's
	Shares	Amount	In Capital	During The	deficit
				Development Stage

Inception, March 8, 2006	-	$-	-	$-	$-
Initial capitalization
Sale of common stock		4,000	11,000	-	15,000
	240,000,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006		4,000	11,000	(4,077)	10,923
	240,000,000
Sale of common stock		500	49,500	-	50,000
	30,000,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007		4,500	60,500	(39,807)	25,193
	270,000,000
Effect of forward stock split		265,500	(265,500)	-	-
Returned to treasury		(210,000)	210,000	-	-
	(210,000,000)
Shares issued for cash		3,000	1,496,967	-	1,499,967
	3,000,000
Shares issued for patent		27,000	13,473,000	-	13,500,000
purchase	27,000,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008		90,000	15,151,727	(15,221,939)	19,788
	90,000,000
Stock based compensation	-	-	57,611	-	57,611
Net loss for the year	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009		90,000	15,209,338	(16,125,371)	(826,033)
	90,000,000

Stock based compensation	-	-	14,403	-	14,403
Net loss for the period	-	-	-	(123,023)	(123,023)

Balance, July 31, 2009	90,000,000	$90,000	$15,223,741	(16,248,394)	(934,653)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED JULY 31, 2009 AND 2008
AND FOR THE PERIOD SINCE INCEPTION (MARCH 8, 2006) TO JULY 31, 2009
(UNAUDITED)

	Three	Three		Period
	Months	Months		From Inception
	Period	Period		(March 8,
	Ended	Ended		2006) to
	July 31,	July 31,		July 31,
	2009	2008		2009
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(123,023)	$(314,751)		$(6,248,394)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	-		12,483,903
Depreciation & amortization	3,831	4,727		1,804,232
Stock based compensation	14,403	12,786		248,774
Change in operating assets & liabilities :-
Increase in other current assets	-	-		(1,299)
Increase in inventory	-	-		(63,637)
( Increase) Decrease in other assets	2,690	(3,966	)-	(2,249)
Increase in accounts payable	52,639	27,155		432,037
Increase in customer deposit	1,000	-		19,950

Net cash used in operating activities	(48,461)			(1,326,682)
		(274,049)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from loan payable – related party	25,000	75,000		100,000
Proceeds from loan payable	-	-		525,000
Repayment of related party loan payable	-	-		(75,000)
Proceeds from issuance of common stock	-	-		1,565,000

	25,000	575,000		2,190,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in joint venture	-	-		(50,000)
Purchase of equipment	-	-		(61,134)
Purchase of patent	-	-		(750,083)

Net cash used in investing activities	-	-		(861,218)

Change in cash and cash equivalents during the period	(23,460)	300,951		2,100

Cash and cash equivalents, beginning of the period	25,560	80,200		-

Cash and cash equivalents, end of the period	$2,099	$381,151		$2,099

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-		$-
Cash paid for interest	$-	$-		$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns the world wide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of July 31, 2009 and the results of operations and cash flows for the three month periods ended July 31, 2009 and 2008. The results of operations for the three month periods ended July 31, 2009 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K for the year ended April 30, 2009.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the three month periods ended July 30, 2009 and 2008.

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

Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

Intangible Assets (Continued)

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
July 31, 2009

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

Recently Issued Accounting Pronouncements (Continued)

Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company adopt the requirements of this pronouncement for the quarter ended July 31, 2009. The adoption of these provisions did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “ The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental US GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements. The company will begin to use the new Codifiaction when referring to GAAP in its interim report for the quarter ending October 31, 2009. The adoption of this standard will not have a material impact on our financial statements.

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

As of July 31, 2009, the Company had invested $50,000.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE 4. EQUIPMENT

Equipment consisted of the following at

	July 31, 2009	April 30, 2009
Automobile	$33,775	$33,775
Computer Equipment	11,808	11,808
	45,583	45,583

Accumulated Depreciation	(22,530)	(18,700)

Property and equipment, net	$23,052	$26,883

During the three months ended July 31,, 2009 and 2008, the company recorded depreciation related to fixed assets of $3,830 and $4,727, respectively.

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

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, compounded monthly, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 11, 2008.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, compounded monthly, due March 6, 2010 and secured by the assets of the company.

The interest expense for the three months ended July 31, 2009 and 2008 was $13,650 and $12,500 respectively.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to July 31, 2009 of $16,248,394. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE 8. STOCKHOLDERS’ EQUITY (continued)

Warrants

The following table outlines warrants outstanding as at July 31, 2009:

		Weighted	Total
		Average	Weighted
	Total	Remaining	Average		Aggregrate
Exercise	Warrants	Life	Exercise	Warrants	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Value

$0.55	3,000,000	0.03	$0.28	3,000,000	-
$0.60	3,000,000	1.03	$0.30	3,000,000	-

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 2 and 4 years, dividend yield of 0%, risk free interest rate of 3.125% and 3.335% and volatility of 53%. The fair value of the warrants was adjusted against additional paid in capital.

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

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

			Total
		Weighted	Weighted		Weighted
		Average	Average		Average	Average
Excecise	Total Option	remaining	exercise	Option	Exercise	Intrinsic
price	Outstanding	life	price	Exercisable	price	value

$0.5	100,000	1.29	$0.20	100,000	$ 0.28	-
$0.5	150,000	2.09	$0.30	76,301	$0.22	-
		3.38		176,301

The grant-date fair value of options granted during the year-ended April 30, 2008 was $1.15 and $1.62. Total stock-based compensation for the three months ended July 31, 2009 and 2008 was $14,403 and $12,786, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.|
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

During the year ended April 30, 2009, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at a finance charge of 10% per year, compounded monthly. The loan is repayable in February, 2010.

During the three months ended July 31, 2009, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at a finance charge of 15% per year, compounded monthly. The loan is repayable in June, 2010.

The Company incurred $22,500, $22,500 and $6,000 in consulting fees to the president, the COO and the COO’s son, consecutively during the three months ended July 31, 2009. As of July 31, 2009, $49,000, $67,500 and $21,472 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

As of July 31, 2009, $40,450 was payable to a company controlled by the COO.

NOTE 10. COMMITMENT:

Operating Leases

In April 2009, Company entered into a lease with the same landlord for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the year ended:

Commitment	July 31,
2010	$20,570
2011	25,560
2012	26,327
2013	22,485

The company subleases a portion of its office space to a non-related party for $800 per month commencing May 1, 2009. The sublease expires on May 1, 2010.

The Company has the following income from sublease commitment for the year ended

Commitment	July 31,
2010	$7,200

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

Our principal executive offices are located at 1 Orchard Drive, Suite 220, Lake Forest CA 92630 and our telephone number is (949) 748-8050.

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

On June 8, 2009 we entered into a loan agreement with Imad Yassine, in respect of the loan in the amount of $25,000 at the rate of interest of 15% per annum payable in full on June 8, 2010. The loan is to be used for general working capital purposes.

.Results of Operations

Three Months Summary

	Three Months Ended July 31,
	2009	2008
Operating Expenses	$111,772	$302,543
Other Income (Expense)	(11,250)	(12,208)

Net Loss	$(123,023)	$(314,751)

Revenue

We have earned $50,000 of revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended July 31,
	2009	2008
General and Administrative	$93,539	$285,030
Depreciation and amortization	3,830	4,727
Stock based compensation expense	14,403	12,786
Net Loss from operations	$(111,772)	$(302,543)

Total operating expenses during the three months ended July 31, 2009 decreased as compared to the comparative period in 2008 due to an overall decrease to general and administrative activity.

Liquidity and Financial Condition

Working Capital(Deficit)

	July 31, 2009	April 30,
		2009
Current assets	$117,036	$140,496
Current liabilities	1,076,991	998,351
Working capital (Deficit)	$(959,955)	$(857,855)

Cash Flows

	Three Months Ended July 31,
	2009	2008
Net cash flows used in operating activities	$(48,461)	$(274,049)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	25,000	575,000
Net increase(decrease) in cash during period	$(23,461)	$300,951

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

Management believes that our cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $1,500,000 over the next twelve month period to fund our operating cash shortfall. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

From inception to July 31, 2009, we have incurred aggregate net losses of $16,248,394 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,500,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.11	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

_____________________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 21, 2009	By:	/s/ Hassan Hans Badreddine
	Name:	Hassan Hans Badreddine
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: September 21, 2009	By:	/s/ Imad Kamel Yassine
	Name:	Imad Kamel Yassine
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)