Form 10-Q
period 2009-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2009-12-15
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

90,000,000 common shares issued and outstanding as of December 15, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets as of October 31, 2009 and April 30, 2009 (Unaudited)	4
Statements of Operations for the three and six month periods ended October 31, 2009 and 2008 and for the period from inception to October 31, 2009 (Unaudited)	5
Statement of Stockholder’s Equity (Deficit) for the period from inception to October 31, 2009 (Unaudited)	6
Statements of Cash Flows for the six month period ended October 31, 2009 and 2008 and for the period from inception to October 31, 2009 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-15

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	October 31,	April 30,
	2009	2009

ASSETS

Current assets :
Cash and cash equivalents	$1,876	$25,560
Investment	50,000	50,000
Inventory	50,647	63,637
Other current assets	1,299	1,299

Total current assets	103,822	140,496

Other assets :
Deposits	2,250	4,939
Property, plant and equipment – net	19,223	26,883

Total other assets	21,473	31,822

Total assets	$125,295	$172,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Customer deposit	$1,000	$18,950
Accounts payable and accrued expenses	570,958	379,401
Loan payable – related party	100,000	75,000
Loans payable	525,000	525,000

Total current liabilities	1,196,958	998,351

Stockholders’ equity (deficit) :-
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued	90,000	90,000
and outstanding
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and	-	-
outstanding
Additional paid-in capital	15,238,144	15,209,338
Deficit accumulated during the development stage	(16,399,807)	(16,125,371)

Total stockholders’ equity (deficit)	(1,071,663)	(826,033)

Total liabilities and stockholders' equity (deficit)	$125,295	$172,318

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Six	Six	Inception
	Months	Months	Months	Months	(March 8, 2006)
	Ended	Ended	Ended	Ended	To
	October 31,	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008	2009

Net Revenue	$24,370	$-	$24,370	$-	$74,370
Cost of sales	12,990	-	12,990	-	62,990

Gross Profit	11,380	-	11,380	-	11,380

OPERATING EXPENSES
Depreciation & amortization	3,829	4,928	7,659	9,655	1,808,061
Impairment of assets	-	-	-	-	12,483,903
General & administrative	120,440	219,456	213,979	504,486	1,758,757
Stock based compensation	14,403	14,544	28,806	27,330	263,177
Total Operating Expense	138,672	238,928	250,444	541,471	16,313,897

NET LOSS FROM OPERATIONS	(127,292)	(238,928)	(239,064)	(541,471)	(16,302,517)

OTHER INCOME (EXPENSE)
Other income	2,400	-	4,800	-	4,800
Interest Income (Expense)	(26,522)	(18,750)	(40,172)	(30,385)	(102,089)
	(24,122)	(18,177)	(35,372)	(30,385)	(97,289)

NET LOSS	$(151,414)	$(257,105)	$(274,436)	$(571,856)	$(16,399,806)

BASIC AND DILUTED NET LOSS	$(0.00)	$(0.00)	$(0.00)	$(0.01)
PER SHARE

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER	90,000,000	90,000,000	90,000,000	90,000,000
OF SHARES OUTSTANDING

Weighted average number of dilutive shares has not been calculated as the dilutive shares will be anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO OCTOBER 31, 2009

	Common Stock		Additional Paid In Capital	Deficit Accumulated During The Development Stage	Total Stockholder's Equity (deficit)

	Shares	Amount

Inception, March 8, 2006	-	$-	$-	$-	$-
Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000		10,923
				(4,077)
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split		265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent	27,000,000	27,000	13,473,000	-	13,500,000
purchase
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	57,611
Net loss for the year	-	-	-	(903,432)	(903,432)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)

Stock based compensation	-	-	28,806	-	28,806
Net loss for the period	-	-	-	(274,436)	(274,436)

Balance, July 31, 2009	90,000,000	$90,000	$15,238,144	$(16,399,807)	$(1,071,663)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR SIX MONTH PERIODS ENDED OCTOBER 31, 2009 AND 2008
AND FOR THE PERIOD SINCE INCEPTION (MARCH 8, 2006) TO OCTOBER 31, 2009

			Period
			From Inception
			(March 8, 2006) to
	October 31,	October 31,	October 31,
	2009	2008	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(274,436)	$(571,856)	$(16,399,806)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation & amortization	7,660	9,655	1,808,062
Stock based compensation	28,806	27,330	263,177
Change in operating assets & liabilities :
Other current assets	2,689	1,034	1,390
Inventory	12,990	-	(50,647)
Other assets	-	-	(4,939)
Accounts payable	191,557	65,261	570,955
Customer deposit	(17,950)	-	1,000

Net cash used in operating activities	(48,684)	(468,576)	(1,326,906)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from loan payable – related party	25,000	500,000	525,000
Proceeds from loan payable	-	75,000	175,000
Pepayment of related party loan payable	-	-	(75,000)
Proceeds from issuance of common stock	-	-	1,565,000

	25,000	575,000	2,190,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in joint venture	-	-	(50,000)
Purchase of equipment	-	(4,310)	(61,135)
Purchase of patent	-	-	(750,083)

Net cash used in investing activities	-	(4,310)	(861,218)

Change in cash and cash equivalents during the period	(23,684)	102,114	1,876

Cash and cash equivalents, beginning of the period	25,560	80,200	-

Cash and cash equivalents, end of the period	$1,876	$182,314	$1,876

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns the world wide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of October 31, 2009 and the results of operations and cash flows for the six month periods ended October 31, 2009 and 2008. The results of operations for the three and six month periods ended October 31, 2009 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K for the year ended April 30, 2009.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the six month periods ended October 31, 2009 and 2008.

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

Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

Intangible Assets (continued)

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107 (“ASC 820”), Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (“ASC 604”), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are custom made for our customers, who primarily consist of original engineer manufacturers (OEMs), and we do not accept returns. Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R (“ASC 718”) establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

Income Taxes

The Company utilizes SFAS No. 109 (“ASC 740”), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (“ASC 260”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (“ASC 230”) cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recently issued accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

Recently issued accounting pronouncements (continued)

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of October 31, 2009, the Company had invested $50,000.

NOTE 4. EQUIPMENT

Equipment consisted of the following at October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Automobile	$33,776	$33,776
Computer equipment	11,807	11,807
	45,583	45,583
Accumulated depreciation	(26,360)	(18,700)
Property and equipment, net	$19,223	$26,883

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE 4. EQUIPMENT (continued)

During six month periods ended October 31, 2009 and 2008, the company recorded depreciation related to fixed assets of $7,660 and $9,655, respectively.

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

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of patents in accordance with the requirements of SFAS #142 (“ASC 350”) "Goodwill and Other Intangible Assets". Based on its assessment, the Company determined that $12,483,903 of patents relating to Waste Water Treatment Plant and Method is impaired at April 30, 2008, due to uncertainty about recovery of projected cash flow from the patent

NOTE 6. LOANS PAYABLE

On June 3, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement being August 11, 2009.

On March 6, 2009, the Company secured a loan payable of $75,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company.

On June 8, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due June 8, 2010 and secured by the assets of the company.

The interest expense for six month periods ended October 31, 2009 and 2008 were $40,172 and $30,385 respectively.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2009 of $16,399,807. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE 7. GOING CONCERN (continued)

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

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE 8. STOCKHOLDERS’ EQUITY (continued)

Warrants

The following table outlines warrants outstanding as at October 31, 2009:

		Weighted	Total
		Average	Weighted
	Total	Remaining	Average		Aggregrate
Exercise	Warrants	Life	Exercise	Warrants	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Value

$0.60	3,000,000	0.90	$0.30	3,000,000	-

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

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE 9. RELATED PARTY TRANSACTIONS (continued)

		Weighted	Total
		Average	Weighted
	Total	Remaining	Average		Aggregate
Exercise	Options	Life	Exercise	Options	Intrinsic
Prices	Outstanding	(Years)	Price	Exercisable	Value
$0.50	100,000	1.19	$0.20	100,000	-
$0.50	150,000	1.94	$0.30	88,904	-

The grant-date fair value of options granted during the year-ended April 30, 2008 was $1.15 and $1.62.

Total stock-based compensation for the six month periods ended October 31, 2009 and 2008 were $28,806 and $27,330, respectively.

During the six months ended July 31, 2009, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at a finance charge of 10% per year. The loan is repayable in June, 2010.

The Company incurred $45,000, $45,000 and $12,000 in consulting fees to the president, the COO and the COO’s son, consecutively during the six months ended July 31, 2009. As of October 31, 2009, $71,500, $90,000 and $34,758 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

NOTE 10. COMMITMENT:

Operating Leases

In April 2009, Company entered into a lease with the same landlord for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the period ended October 31:

2010	$24,999
2011	25,751
2012	26,524
2013	15,740

The Company subleases a portion of its office space to a non-related party for $800 per month commencing May 1, 2009. The sublease expires on May 1, 2010.

The Company has the following income from sublease commitment for the period ended October 31:

2010	$5,600

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

Three Months Summary

	Three Months Ended October 31,
	2009	2008
Gross Margin	$11,380	$-
Operating Expenses	138,672	238,928
Other Income (Expense)	(24,122)	(18,177)

Net Loss	$151,414	$257,105

Six Months Summary

	Six Months Ended October 31,
	2009	2008
Gross Margin	$11,380	$-
Operating Expenses	250,444	541,471
Other Income (Expense)	(35,372)	(30,385)

Net Loss	$274,436	$571,856

Revenue

We have earned $74,370 of revenue from inception, and $24,370 revenues during three and six months period ended October 31, 2009 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended October 31,
	2009	2008
General and Administrative	$120,440	$219,456
Depreciation and amortization	3,829	4,928
Stock based compensation expense	14,403	14,544
Net Loss from operations	$138,672	$238,928

	Six Months Ended October 31,
	2009	2008
General and Administrative	$213,979	$504,486
Depreciation and amortization	7,659	9,655
Stock based compensation expense	28,806	27,330
Net Loss from operations	$250,444	$541,471

Total operating expenses during the three months ended October 31, 2009 decreased as compared to the comparative period in 2008 due to an overall decrease to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	October 31,	April 30,
	2009	2009
Current assets	$103,822	$140,496
Current liabilities	1,195,958	998,351
Working capital	$(1,092,136)	$(857,855)

Cash Flows

	Six Months Ended July 31,
	2009	2008
Net cash flows used in operating activities	$(48,684)	$(468,576)
Net cash flows used in investing activities	-	(4,310)

Net cash flows provided by financing activities	25,000	575,000
Net increase in cash during period	$(23,684)	$102,114

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

From inception to July 31, 2009, we have incurred aggregate net losses of $16,351,404 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended October 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of October 31, 2009, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended October 31, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 15, 2009	By:	/s/ Hassan Hans Badreddine
	Name:	Hassan Hans Badreddine
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2009	By:	/s/ Imad Kamel Yassine
	Name:	Imad Kamel Yassine
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)