Form 10-Q
period 2010-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2010-03-22
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

90,000,000 common shares issued and outstanding as of March 17, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page Number

Balance Sheets as of January 31, 2010 (Unaudited) and April 30, 2009 (Audited) …	4
Statements of Operations for the three and nine month periods ended January 31, 2010 and 2008 and for the period from inception to January 31, 2010 (Unaudited)	5
Statement of Stockholder’s Deficit for the period from inception to January 31, 2010 (Unaudited)	6
Statements of Cash Flows for the nine month periods ended January 31, 2010 and 2009 and for the period from inception to January 31, 2010 (Unaudited)	7
Notes to the Financial Statements	8-15

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS

	January 31,	April 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current assets :
Cash and cash equivalents	$149,523	$25,560
Investment	50,000	50,000
Inventory	50,650	63,637
Other current assets	1,299	1,299

Total current assets	251,472	140,496

Other assets :
Deposits	2,248	4,939
Property, plant and equipment – net	16,142	26,883

Total other assets	18,390	31,822

Total assets	$269,862	$172,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Customer deposit	$1,000	$18,950
Accounts payable and accrued expenses	658,086	379,401
Loan payable – related party	100,000	75,000
Loans payable	525,000	525,000

Total current liabilities	1,284,086	998,351

Stockholders’ (deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and outstanding	90,000	90,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Subscriptions received	150,000	-
Additional paid-in capital	15,238,144	15,209,338
Deficit accumulated during the development stage	(16,492,368)	(16,125,371)

Total stockholders’ deficit	(1,014,224)	(826,033)

Total liabilities and stockholders' deficit	$269,862	$172,318

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three		Three		Nine		Nine		Inception
		Months		Months		Months		Months		(March 8,
		Ended		Ended		Ended		Ended		To
		January 31,		January 31,		January 31,		January 31,		January
		2010		2009		2010		2009		2010

Net Revenue		$-		$-		$24,370		$-	$
Cost of sales		-		-		12,990		-

Gross Profit		-		-		11,380		-

OPERATING EXPENSES
Depreciation & amortization		3,082		5,813		10,741		15,468		1,811,143
Impairment of assets		-		-		-		-		12,483,903
General & administrative		92,252		121,067		306,231		625,554		1,851,009
Stock based compensation		-		14,403		28,806		41,773		263,177
Total Operating Expense		95,334		141,283		345,778		682,755		16,409,232

NET LOSS FROM OPERATIONS		(95,334)		(141,283)		(334,398)		(682,755)		(16,397,852)

OTHER INCOME (EXPENSE)
Other income		2,400		449		7,200		1,314
Interest Income (Expense)		373		(18,750)		(39,799)		(50,000)		(101,716)
		2,773		(18,301)		(32,599)		(48,686)		(94,516)

NET LOSS		$(92,561)		$(159,584)		$(366,997)		$(731,441)		$(16,492,368)

BASIC AND DILUTED NET LOSS PER SHARE	$	()	$	()	$	()	$	()

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		90,000,000		90,000,000		90,000,000		90,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM INCEPTION
(MARCH 8, 2006) TO JANUARY 31, 2010

	Common Stock		Additional		Deficit	Total
	Shares	Amount	Paid In Capital	Subscriptions	Accumulated	Stockholder's
				Received	During The	Equity (Deficit)
					Development
					Stage

Inception, March 8, 2006	-	$-	-	$-	$-	$-

Initial capitalization				-
Sale of common stock	240,000,000	4,000	11,000	-	-	15,000
Net loss for the period	-	-	-	-
					(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	-	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	-	50,000
Net loss for year	-	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	-	(39,807)	25,193
Effect of forward stock split	-	265,500	(265,500)	-	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	-	13,500,000
Stock based compensation	-	-	176,760	-	-	176,760
Net loss for the year	-	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008			15,151,727	-
	90,000,000	90,000			(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	-
						57,611
Net loss for the year	-	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	-	(16,125,371)	(826,033)
Subscriptions received	-	-	-	150,000	-	150,000
Stock based compensation	-	-	28,806		-	28,806
Net loss for the period	-	-	-		(366,997)	(366,997)

Balance, January 31, 2010	90,000,000	$90,000	$15,238,144	$150,000	(16,492,368)	(1,014,224)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Nine	Nine	Period
	Months	Months	From Inception
	Period	Period	(March 8,
	Ended	Ended	2006) to
	January 31,	January 31,	January 31,
	2010	2009	2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(366,997)	$(731,441)	$(16,492,368)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation & amortization	10,741	15,468	1,811,143
Stock based compensation	28,806	41,733	263,177
Change in operating assets & liabilities :-
Increase in other current assets	-	(12,463)	(1,299)
Increase in inventory	12,987	-	(50,650)
Increase in other assets	2,691	-	(2,248)
Increase in accounts payable	278,685	101,257	658,086
Increase in customer deposit	(17,950)	34,950	1,000

Net cash used in operating activities	(51,037)	(550,4966)	(1,329,256)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from loan payable – related party	25,000	-	100,000
Proceeds from loan payable	-	500,000	525,000
Proceeds from stock subscriptions received	150,000	-	150,000
Proceeds from issuance of common stock	-	-	1,564,967

	175,000	500,000	2,339,967

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in joint venture	-	-	(50,000)
Purchase of equipment	-	(4,310)	(61,105)
Purchase of patent	-	-	(750,083)

Net cash used in investing activities	-	(4,310)	(861,188)

Change in cash and cash equivalents during the period	123,966	(54,806)	149,523

Cash and cash equivalents, beginning of the period	25,560	80,200	-

Cash and cash equivalents, end of the period	$149,523	$25,394	$149,523

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns the world wide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144” or “ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments

The Company's financial instrument consists of an amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104 or ASC 605-10), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are custom made for our customers, who primarily consist of original engineer manufacturers (OEMs), and we do not accept returns. Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (ASC 718). SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.11 for the years ended April 30, 2009 and 2008 respectively.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (ASC 230-10), cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Recent Accounting Pronouncements (continued)

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of July 31, 2009, the Company generated $50,000 in revenue from this transaction and recorded $50,000 in investment.

NOTE 4. EQUIPMENT

Equipment consisted of the following at January 31, 2010 and April 30, 2009:

	January 31,	April 30,
	2010	2009

Automobile	$33,776	$33,776
Computer equipment	11,807	11,807

	45,583	45,583
Accumulated depreciation	(29,441)	(18,700)

Property and equipment, net	$16,142	$26,883

During the nine months ended January 31, 2010 and 2009, the company recorded depreciation related to fixed assets of $15,468 and $3,082, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

The Company recorded an amortization expense of $3,082 and $5,813 for the three months ended January 31, 2010 and 2009 respectively, $10,741 and $15,468 for the nine months ended January 31, 2010 and 2009 respectively and $1,811,143 for the period since inception to January 31, 2010.

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

On June 3, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement. On June 3, 2009, this loan was extended for a period for one year at a rate of 15%.

On March 6, 2009, the Company secured a loan payable of $75,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company. As at the date of filing, the loan has not been repaid and the Company has renegotiated an additional one year repayment date with the same terms of the original agreement.

On June 8, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due June 8, 2010 and secured by the assets of the company.

The interest expense (income) was $(373) and $18,750 for the three months ended January 31, 2010 and 2009 respectively, $39,799 and $50,000 for nine months ended January 31, 2010 and 2009 respectively and $101,716 since inception.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to January 31, 2010 of $16,492,368. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 1, 2010, the Company issued 3,500,000 at $0.05 per share for total proceeds of $175,000. $150,000 of this placement was received during the three months ended January 31, 2010 and was disclosed as “Subscriptions Received”.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE 8. STOCKHOLDERS’ EQUITY (continued)

Warrants

The following table outlines warrants outstanding as at January 31, 2010:

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

Total stock-based compensation for the nine months ended January 31, 2010 and 2009 was $28,806 and $41,773, respectively and $263,177 from the period of inception to January 31, 2010.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

The Company incurred $22,500, $22,500 and $6,000 in consulting fees to the president, the COO and the COO’s son, consecutively during the three months ended January 31, 2010. As of January 31, 2010, $94,000, $112,500 and $56,222 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

As of January 31, 2010, $1,552 was payable to a company controlled by the COO.

NOTE 10. COMMITMENT:

Operating Leases

In April 2009, Company entered into a lease with the same landlord for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the year ended April 30:

2010	$24,692
2011	24,692
2012	24,692
2013	24,692
2014	2,057

NOTE 11. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose other than:

  Subsequent to the quarter, the Company closed a private placement whereby it issued 3,500,000 units at $0.05 per unit for total proceeds of $175,000. Each units consists of one common share and one share purchase warrant exercisable at $0.10 per share expiring March 1, 2015

  Subsequent to the quarter, the Company re-negotiated its loan of $75,000 due March 6, 2010 whereby it extended the repayment date to be due March 6, 2011.

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

Results of Operations

Three Months Summary

	Three Months Ended January 31,
	2010	2009
Gross Margin	$-	$-
Operating Expenses	95,334	141,283
Other Income (Expense)	2,773	(18,301)

Net Loss	$(92,561)	$(159,584)

Six Months Summary

	Nine Months Ended January 31,
	2010	2009
Gross Margin	$11,380	$-
Operating Expenses	345,778	682,755
Other Income (Expense)	(32,599)	(48,686)

Net Loss	$(366,997)	$(731,441)

Revenue

We have earned $74,370 of revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended January 31,
	2010	2009
General and Administrative	$92,252	$121,067
Depreciation and amortization	3,082	5,813
Stock based compensation expense	-	14,403
Net Loss from operations	$(95,334)	$(141,283)

	Nine Months Ended January 31,
	2010	2009
General and Administrative	$306,231	$625,554
Depreciation and amortization	10,741	15,468
Stock based compensation expense	28,806	41,773
Net Loss from operations	$(345,778)	$(682,755)

Total operating expenses during the three months ended January 31, 2010 decreased as compared to the comparative period in 2009 due to an overall decrease to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	January 31,	April 30,
	2010	2009
Current assets	$251,472	$140,496
Current liabilities	1,284,086	998,351
Working capital deficit	$(1,032,614)	$(857,855)

Cash Flows

	Nine Months Ended January 31,
	2010	2009
Net cash flows used in operating activities	$(51,037)	$(550,496)
Net cash flows used in investing activities	-	(4,310)

Net cash flows provided by financing activities	175,000	500,000
Net increase (decrease) in cash during period	$123,966	$(54,806)

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

From inception to January 31, 2010, we have incurred aggregate net losses of $16,492,368 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we wil lrealize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended January 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of January 31, 2010, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended January 31, 2010, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 16, 2010	By: /s/ Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2010	By: /s/ Imad Kamel Yassine
Name: Imad Kamel Yassine
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)