Form 10-K
period 2010-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2010-08-13
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Orchard, Suite 200, Lake Forest CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	949.748.8050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2009 was $5,850,000 based on a $0.13 closing price for the Common Stock on October 30, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

93,500,000 shares of common stock issued & outstanding as of August 13, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.             Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Bioshaft Water Technology, Inc. a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated on March 8, 2006, under the laws of the State of Nevada as "Pointstar Entertainment Corp." Effective September 28, 2007, we completed a merger with our subsidiary, "Bioshaft Water Technology, Inc.", also a Nevada corporation. As a result, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc." Our stock symbol is "BSHF".

Our principal executive offices are located at 1 Orchard Drive, Suite 220, Lake Forest, CA 92630 and our telephone number is (949) 748-8050.

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

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

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

Pursuant to the license agreement with FPS, we had agreed to license the Hans BioShaft System to FPS for marketing and distribution in the Arab Gulf Countries Council and Egypt. In consideration for the grant of the license, FPS was to pay our company a royalty based on FPS’ annual gross revenues from the Hans BioShaft System, subject to a minimum annual royalty payment of $500,000.

Due to lack of payments of these royaly fees, the Licensing Agreement with FPS was terminated along with our relationship with FPS.

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

Pursuant to a draft project construction contract between FPS International (FPS) and the municipality of Baghdad, the Hans BioShaft System has been selected as the technology for 13 domestic waste water treatment plants in the municipality of Baghdad in Iraq. The contract between FPS and the municipality of Baghdad is valued at $56 million and manufacturing, construction and installation of the plants by FPS is expected to begin after the new government is in place.

On August 11, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of the loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 11, 2009. The loan was used for general working capital purposes.

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

On February 10, 2009, we received our United States Patent from the United States Patent and Trademark Office for our wastewater treatment plant and method. The patent number is 7,488,413. We currently hold a patent in the United Kingdom as well and we have filed a PCT application as well.

On February 27, 2009 we entered into a loan agreement with Imad Yassine, in respect of the loan in the amount of $75,000 at the rate of interest of 10% per annum payable in full on February 27, 2010. The loan is to be used for general working capital purposes. On February 27, 2010, the terms of this loan were extended for a period of 12 months and the loan is now due on February 27, 2011.

On March 6, 2009 we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of the loan in the amount of $25,000 at the rate of interest of 15% per annum payable in full on March 6, 2010. The loan is to be used for general working capital purposes. On March 6, 2010, the terms of this loan were extended for a period of 12 months and the loan is now due on March 6, 2011.

On April 15, 2009 we completed the installation and commissioning of a pilot plant for the city of Wayne, Nebraska. If the test results are approved they will allow us to bid on a larger project to upgrade their existing municipal plant.

On June 8, 2009 we entered into a loan agreement with Imad Yassine, in respect of the loan in the amount of $25,000 at the rate of interest of 15% per annum payable in full on June 8, 2010. The loan is to be used for general working capital purposes. On June 8, 2010, the terms of this loan were extended for a period of 12 months and the loan is now due on June 8, 2011.

Principal Products

Our principal product is a domestic waste water treatment plant system. To date, there are currently 3 domestic waste water plants in use worldwide that use the BioShaft technology. This system is made using our patented Hans BioShaft unit. Hans BioShaft unit works by emulating and accelerating a natural process found in rivers. The waste water treatment plant system for which we use our Hans BioShaft unit is called the "Hans BioShaft System". The Hans BioShaft System comprises four treatment phases with Hans BioShaft unit being used in the second treatment phase. The four treatment phases are:

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

The new Hans BioShaft Packaged system is mobile and delivered ready for immediate installation. It is a pre-engineered, standard, packaged system designed as a complete domestic wastewater solution. The Hans BioShaft Packaged System is a compact and economic alternative that provides customers with a quick means of installation and commissioning in the event of a sewage emergency situation. The United States has many aging and overburdened sewage systems which result in regular sewage overflows and the Hans BioShaft Packaged System was designed for these emergency situations and can handle from 5,000 up to 30,000 gallons per day.

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

Dependence on One or a Few Major Customers

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
  Chinese/Bahrain/Saudi manufacturers that we can outsource to.

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

We own the inventions covered by United Kingdom Patent GB2390365 titled "WASTE WATER TREATMENT PLANT AND METHOD". On February 10, 2009, we received our United States Patent from the United States Patent and Trademark Office for our wastewater treatment plant and method. The patent number is 7,488,413. We also acquired the following related patent applications from Hans Bio Shaft Limited under the Asset Purchase Agreement and the Patent Assignment Agreement:

  PCT international patent application PCT/GB04/00002 (publication WO2005066081);
  European patent application EP20040700280 (publication EP1711440)

Although related, these patent applications are not linked by priority to our U.K. patent.

We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and we intend in the future to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult, and can be expensive, to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States and the United Kingdom. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

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

Employees

Our company has retained 4 consultants including our President, Chief Operating Officer and Vice President of Operations.

Research and Development

We have spent good amounts on which has been classified as research and development activities in our financial statements during the last two fiscal years. All the projects done so far are considered to be demo plants or pilots and a lot of research and development has been part of the scope of work.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We have do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A.          Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2010, we have incurred aggregate net losses of $16,777,131 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $250,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We have no history of significant revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have only recently completed our acquisition of the U.K. patent in respect to the Hans BioShaft System and our company has limited operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.          Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.             Properties

We do not own any real property. Our principal business offices are located at 1 Orchard, Suite 200, Lake Forest CA 92630. We currently lease our space at an annual cost of $24,692. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Item 3.             Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.             [Removed and Reserved]

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2010	$0.145	$0.055
January 31, 2010	$0.179	$0.04
October 31, 2009	$0.25	$0.12
July 31, 2009	$0.54	$0.22
April 30, 2009	$0.74	$0.17
January 31, 2009	$0.41	$0.16
October 31, 2008	$1.16	$0.26
July 31, 2008	$3.26	$0.80
April 30, 2008	$2.65	$1.20

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares

On August 3, 2010, the list of stockholders for our shares of common stock showed 30 registered stockholders and 93,500,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

On December 15, 2007 we adopted a stock option plan. This plan has not been approved by our security holders. Under the terms of the plan, our company can issue, in aggregate, up to a total of 10% of the issued and outstanding shares of common stock.

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2010.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	6,250,000	$ 0.30	6,000,000

Total	6,250,000	$ 0.30	6,000,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2010.

Recent Sales of Unregistered Securities

None.

Item 6.             Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2010 and April 30, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to :

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

Not accounting for our working capital deficit of $1,349,046, we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2010.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending April 30, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2010 and 2009.

Our operating results for the years ended April 30, 2010 and 2009 are summarized as follows:

	Year Ended
	April 30
	2010	2009

Revenue	$29,000	$50,000
Cost of Sales	$18,132	$50,000
Operating Expenses	$565,268	$832,923
Interest and Dividend Income (Expenses)	$(97,360)	$(70,510)
Net Loss	$(651,760)	$(903,433)

Revenues

Our revenues for the year ended April 30, 2010 were $29,000, compared to our revenue for the year ended April 30, 2009, which were $50,000, representing approximately a 42% decrease.

Cost of Sales

Our cost of sales for the year ended April 30, 2010 were $18,132 (62% of product sales), compared to our cost of sales for the year ended April 30, 2010, which were $50,000 (100% of product sales). The decrease in our cost of sales is mainly due to less overall sales volume. We expect that our cost of sales will increase over the next twelve months, mainly due to increased sales volume in the upcoming fiscal year.

Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the year ended April 30, 2010 and April 30, 2009 are outlined in the table below:

	Year Ended
	April 30
	2010	2009

General and administrative	$483,456	$760,776
Depreciation and amortization	$24,200	$14,537
Stock based compensation expense	$57,612	$57,611

The decrease in operating expenses for the year ended April 30, 2010, compared to the same period in fiscal 2009, was mainly due to an overall decrease in activity in the company due to lack of funding.

Liquidity and Financial Condition

As of April 30, 2010, our total assets were $118,012 and our total current liabilities were $1,363,193 and we had a working capital deficit of $1,349,046. Our financial statements report a net loss of $651,760 for the year ended April 30, 2010, and a net loss of $16,777,131 for the period from March 8, 2006 (date of inception) to April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	April 30, 2010	April 30, 2009

Net Cash (Used in) Operating Activities	$(211,413)	$600,330
Net Cash Provided by (Used In) Investing Activities	$-	$54,310
Net Cash Provided by Financing Activities	$200,000	$600,000
Cash (decrease) increase during the year	$(11,413)	$(54,640)

We had cash in the amount of $14,147 as of April 30, 2010 as compared to $Nil as of April 30, 2009. We had a working capital deficit of $1,349,046 as of April 30, 2010 compared to working capital deficit of $907,855 as of April 30, 2009.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

Property and Equipment
Property and equipment consists of computer equipment, an automobile and demonstration equipment and is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 Years
Automobile	3 Years
Demonstration Equipment	5 Years

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of April 30, 2010, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

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

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.             Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm.

Audited Balance Sheets as at April 30, 2010 and 2009.

Audited Statements of Operations for the years ended April 30, 2010 and 2009.

Audited Statement of Stockholders' Deficit as of April 30, 2010.

Audited Statements of Cash Flows for the years ended April 30, 2010 and 2009.

Notes to the Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioshaft Water Technology, Inc.
Lake Forest, California

We have audited the accompanying balance sheet of Bioshaft Water Technology, Inc., as of April 30, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period March 8, 2006 (Inception) through April 30, 2009. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' equity, and cash flows for the period March 8, 2006 (Inception) through April 30, 2010, insofar as it relates to the amounts for prior periods through April 30, 2009, is based solely on the report of the other auditors. The financial statements of Bioshaft Water Technology, Inc. as of and for the year ended April 30, 2009 and for the period from March 8, 2006 (Date of Inception) to April 30, 2009 were audited by other auditors whose report dated August 11, 2009 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2010 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Bioshaft Water Technology, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
August 11, 2010

The Board of Directors and Stockholders
Bioshaft Water Technology, Inc.
(Formerly Poinstar Entertainment Corp.)

We have audited the accompanying balance sheet of Bioshaft Water Technology, Inc. as of April 30, 2009 and the related statements of operations, stockholders' deficit, and cash flows for the year ended April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009, and the results of its operations and its cash flows for the year ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had accumulated deficit of $16,125,371 as of April 30, 2009 and incurred a net loss of 903,433 during the year ended April 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 11, 2009
/s/ Kabani & Company, Inc.

Certified Public Accountants
Los Angeles, California

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS
AS OF APRIL 30, 2010 AND 2009

	April 30,	April 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$14,147	$25,560
Inventory	-	63,637
Other current assets	-	1,299
Total Current Assets	14,147	90,496

Property and equipment – net	51,617	26,883

Other Assets
Deposits	2,248	4,939
Investment	50,000	50,000
Total Other Assets	52,248	54,939

TOTAL ASSETS	$118,012	$172,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Customer deposit	$16,000	$18,950
Accounts payable and accrued expenses	722,193	379,401
Loans payable	525,000	525,000
Loans payable – related party	100,000	75,000
Total Current Liabilities	1,363,193	998,351

Stockholders’ Deficit
Common stock, $0.001 par value; 300,000,000 shares authorized, 93,500,000 issued and outstanding (90,000,000 – 2009)	93,500	90,000
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	15,438,450	15,209,338
Deficit accumulated during the development stage	(16,777,131)	(16,125,371)
Total Stockholders’ Deficit	(1,245,181)	(826,033)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,012	$172,318

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO APRIL 30, 2010

	Year	Year	Period from
	Ended	Ended	March 8, 2006
	April 30,	April 30,	(Inception) to
	2010	2009	April 30, 2010

REVENUES	$29,000	$50,000	$79,000
COST OF SALES	18,132	50,000	68,132
GROSS PROFIT	10,868	-	10,868

OPERATING EXPENSES
Depreciation and amortization	24,200	14,537	1,824,602
Impairment of assets	-	-	12,483,903
General and administrative	483,456	760,776	2,028,234
Stock-based compensation	57,612	57,611	291,983
TOTAL OPERATING EXPENSES	565,268	832,923	16,628,722

NET LOSS FROM OPERATIONS	(554,400)	(832,923)	(16,617,854)

OTHER INCOME (EXPENSE)
Other income	7,200	-	7,200
Interest expense	(104,560)	(70,510)	(166,477)
TOTAL OTHER INCOME (EXPENSE)	(97,360)	(70,510)	(159,277)

LOSS BEFORE PROVISION FOR INCOME TAXES	(651,760)	(903,433)	(16,777,131)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(651,760)	$(903,433)	$(16,777,131)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,941,096	90,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO APRIL 30, 2010

				Deficit
				Accumulated	Total
				during the	Stockholders’
	Common Stock		Additional Paid	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficit)

Inception, March 8, 2006	-	$-	$-	$-	$-
Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split	-	265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	57,611
Net loss for the year	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	$93,500	$15,438,450	$(16,777,131)	$(1,245,181)

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO APRIL 30, 2010

	Year	Year	Period from
	Ended	Ended	March 8, 2006
	April 30,	April 30,	(Inception) to
	2010	2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(651,760)	$(903,433)	$(16,777,131)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation and amortization	24,200	14,537	1,824,602
Stock-based compensation	57,612	57,611	291,983
Change in operating assets & liabilities
Decrease in other current assets	1,299	4,377	-
(Increase) decrease in inventory	14,703	(63,637)	-
(Increase) decrease in deposits	2,691	-	(2,248)
Increase in accounts payable and accrued expenses	342,792	271,265	722,193
Increase (decrease) in customer deposit	(2,950)	18,950	16,000
Net Cash Used in Operating Activities	(211,413)	(600,330)	(1,440,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	(50,000)	(50,000)
Purchase of equipment	-	(4,310)	(110,072)
Purchase of patent	-	-	(750,083)
Net cash used in investing activities	-	(54,310)	(910,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	525,000	525,000
Proceeds from loans payable – related party	25,000	75,000	100,000
Proceeds from issuance of common stock	175,000	-	1,740,000
Net Cash Provided by Financing Activities	200,000	600,000	2,365,000

Change in cash and cash equivalents during the period	(11,413)	(54,640)	14,147
Cash and cash equivalents, beginning of the period	25,560	80,200	-
Cash and cash equivalents, end of the period	$14,147	$25,560	$14,147

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to demonstration equipment	$48,934	$-	$48,934

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns world wide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

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

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

Fair Value of Financial Instruments
The Company's financial instrument consists of deposits, investments, customer deposits, accounts payable and accrued expenses, loans payable and loans payable to a related party.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Property and Equipment
Property and equipment consists of computer equipment, an automobile and demonstration equipment and is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 Years
Automobile	3 Years
Demonstration Equipment	5 Years

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

Basic and Diluted Earnings (Loss) Per Share
Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the years ended April 30, 2010 and 2009 respectively.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2010 and 2009, the company has recorded $50,000 in investment. The Company reviewed its carrying cost of this investment at April 30, 2010 and has determined that it is not impaired.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2010 and April 30, 2009:

	2010	2009
Automobile	$33,776	$33,776
Demonstration equipment	48,934	-
Computer equipment	11,807	11,807
Total Cost	94,517	45,583
Less: Accumulated depreciation	(42,900)	(18,700)
Property and equipment, net	$51,617	$26,883

During the years ended April 30, 2010 and 2009, the company recorded depreciation expense of $24,200 and $14,537, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 5. PATENTS ACQUISITION AND IMPAIRMENT OF PATENT

On September 18, 2007, the Company acquired certain patents for Waste Water Treatment Plant and Method in exchange for $750,083 cash and 27,000,000 shares, during the year-ended April 30, 2008. The shares were valued at $13,500,000 which was the fair market value on the date of acquisition. The patents will be amortized over the useful life of 5 years.

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of patents in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets" (ASC 350). Based on its assessment, the Company determined that $12,483,903 of patents relating to Waste Water Treatment Plant and Method is impaired at April 30, 2008, due to uncertainty about recovery of projected cash flow from the patent.

NOTE 6. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement. The term of this loan has been extended to August 11, 2011.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company. As of April 30, 2010, the loan has not been repaid and the Company has renegotiated an additional term of eighteen months with the same terms of the original agreement. The term of this loan has been extended to September 6, 2011.

Interest expense on the above notes was $94,560 for the year ended April 30, 2010.

NOTE 7. LOANS PAYABLE – RELATED PARTY

On February 27, 2009, the Company secured a loan payable from a related party for $75,000 accruing interest at 15%, due February 27, 2010 and secured by the assets of the company. The term of the loan has been extended to February 27, 2011.

On June 8, 2009, the Company secured a loan payable from a related party for $25,000 accruing interest at 15%, due June 8, 2010 and secured by the assets of the company. The term of the loan has been extended to June 8, 2011.

Interest expense on the above notes was $10,000 for the year ended April 30, 2010.

NOTE 8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to January 31, 2010 of $16,777,131. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 9. STOCKHOLDERS’ DEFICIT

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

Stock-Based Compensation

On October 24, 2007, the Company granted 100,000 options at an exercise price of $0.50 to a consultant in exchange for corporate communications services to be rendered by the consultant. These options were vested on the date of grant.

On January 21, 2008, the Company granted 150,000 options to a consultant for management and marketing services at an exercise price of $0.50 which have a vesting schedule extending over a period of 3 years from the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock-based compensation is as follows:

Risk free interest rate	3%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58%
Expected life of options	5 years

The grant-date fair value of the options granted on January 21, 2008 was $1.15 and the grant-date fair value of the options issued on October 24, 2007 was $1.62. Total stock-based compensation for the years ended April 30, 2010 and 2009 was $57,612 and $57,611, respectively, and $291,983 from the period of inception to April 30, 2010.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE 10. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the years ended April 30:

April 30, 2011	24,692
2012	24,692
2013	24,692
2014	0

NOTE 11. RELATED PARTY TRANSACTIONS

On March 8, 2006 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $15,000.During the year ended April 30, 2009, the Company entered into a verbal loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at a finance charge of 4.99% per year. The Company paid off the loan during the period ended January 31, 2009.

During the year ended April 30, 2009, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $75,000 at an interest rate of 10% per year. The term of the loan has been extended until February 27, 2011.

During the year ended April 30, 2010, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at an interest rate of 10% per year. The term of the loan has been extended until June 8, 2011.

The Company incurred $90,000, $90,000 and $102,000 in consulting fees to the president, the COO and the COO’s son, consecutively during the year ended April 30, 2010. As of April 30, 2010, $116,500, $135,000 and $76,723 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

Interest expense on the note payable – related party was $10,000 for the year ended April 30, 2010.

As of April 30, 2010, $1,552 was payable to a company controlled by the COO.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 12, 2010, our board of directors dismissed Kabani & Company, Inc., our independent registered public accounting firm. On March 12, 2010, the accounting firm of Silberstein Ungar, PLLC, was engaged as our new independent registered public accounting firm. Our board of directors and our audit committee approved of the dismissal of Kabani & Company, Inc. and the engagement of Silberstein Ungar, PLLC, as our independent auditor. The report of Kabani & Company, Inc. for the years ended April 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in our Form 10-K for the fiscal years ended 2009 and 2008, contained a going concern qualification in the registrant's audited financial statements.

During our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Kabani & Company, Inc. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Kabani & Company, Inc.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On March 12, 2010, we engaged Silberstein Ungar, PLLC as our independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, we had not consulted with Silberstein Ungar, PLLC regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Hassan Hans Bedreddine	President, Chief Executive Officer and Director	58	September 18, 1007

Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	61	August 14, 2007

Bashar Amin	Vice President of Operations	50	June 2, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Hassan Hans Badreddine – President, Chief Executive Officer, President and Director

Hassan Hans Badreddine was appointed as President, Chief Executive Officer, President and a director of our company on September 18, 2007.

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

Imad Kamel Yassine - Chief Operating Officer, Secretary, Treasurer and Director

Imad Kamel Yassine was appointed as Chief Operating Officer on September 18, 2007, as a director of our company on August 14, 2007 and as Chief Financial Officer, Secretary and Treasurer of our company on September 10, 2008.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.           being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Hassan Hans Bedreddine	Nil	Nil	Nil
Imad Kamel Yassine	Nil	Nil	Nil
Bashar Amin	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the Code; and

  accountability for adherence to the Code.

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB/A on August 14, 2008. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Bioshaft Water Technology, Inc., 1 Orchard Drive, Suite 220, Lake Forest, CA 92630.

Item 11.           Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Hans Bedreddine President and Chief Executive Officer	2010 2009	90,000 115,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	90,000 115,000
Imad Kamel Yassine Chief Operating Officer	2010 2009	90,000 120,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	90,000 120,000
Bashar Amin Vice President of Operations	2010 2009	72,000 64,151	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	72,000 64,151

Stock Options/SAR Grants

During the period from inception (March 8, 2006) to April 30, 2010, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2010 or April 30, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2010.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2010.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 3, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class
Hassan Hans Bedreddine	27,000,000	28.9%
Imad Kamel Yassine	18,000,000	19.2%
Bashar Amin	Nil	Nil
All Officers and Directors As a Group	45,000,000	48.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 13, 2010. As of August 13, 2010, there were 93,500,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with two directors, consisting of Hassan Hans Badreddine and Imad Kamel Yassine. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.           Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2010 and for fiscal year ended April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2010 ($)	2009 ($)
Audit Fees	$11,000	$17,500
Audit Related Fees	$9,000	$22,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,000	$40,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

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

3.4

Articles of Merger filed with the Secretary of State of Nevada on September 24, 2007 and which is effective September 28, 2007 (incorporated by reference from our Current Report on Form 8- K filed on September 28, 2007)

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

Exhibit
Number	Description

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.11	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

/s/ Hassan Hans Badreddine
Hassan Hans Badreddine
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 13, 2010

/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer, President, and	August 13, 2010
/s/ Hassan Hans Badreddine	Director
Hassan Hans Badreddine

	Chief Operating Officer, Chief Financial	August 13, 2010
Officer, Secretary, Treasurer and
/s/ Imad Kamel Yassine	Director
Imad Kamel Yassine