Form 10-Q
period 2010-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2010-09-20
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

93,400,000 common shares issued and outstanding as of September 20, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

Current assets :
Cash and cash equivalents	$496,874	$14,147

Total current assets	496,874	14,147

Property and equipment, net	45,340	51,617

Other assets :
Deposits	2,248	2,248
Investment	50,000	50,000

Total other assets	52,248	52,248

Total assets	$594,462	$118,012

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Customer deposit	$16,000	$16,000
Accounts payable and accrued expenses	782,623	722,193
Loan payable – related party	100,000	100,000
Loans payable	525,000	525,000

Total current liabilities	1,423,623	1,363,193

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 90,000,000 issued and outstanding	93,500	93,500
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Subscriptions received	510,000	-
Additional paid-in capital	15,452,853	15,438,450
Deficit accumulated during the development stage	(16,885,514)	(16,777,131)

Total stockholders’ deficit	(829,161)	(1,245,181)

Total liabilities and stockholders' deficit	$594,462	$118,012

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period From
	Three Months	Three Months	Inception
	Period	Period	(March 8, 2006)
	Ended	Ended	To
	July 31,	July 31,	July 31,
	2010	2009	2010

Net Revenue	$-	$-	$79,000
Cost of sales	-	-	68,132

Gross Profit	-	-	10,868

OPERATING EXPENSES
Depreciation & amortization	6,277	3,830	1,830,879
Impairment of assets	-	-	12,483,903
General & administrative	72,297	93,539	2,100,532
Stock based compensation	14,403	14,403	306,386
Total Operating Expense	92,977	111,772	16,721,699

NET LOSS FROM OPERATIONS	(92,977)	(111,772)	(16,710,832)

OTHER INCOME (EXPENSE)
Other income	-	2,400	7,200
Interest Income (Expense)	(15,406)	(13,650)	(181,882)
	(15,406)	(11,250)	(174,682)

NET LOSS	$(108,383)	$(123,023)	$(16,885,514)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO JULY 31, 2010

					Deficit
					Accumulated	Total
			Additional		during the	Stockholders’
	Common Stock		Paid in	Subscriptions	Development	Equity
	Shares	Amount	Capital	Received	Stage	(Deficit)

Inception, March 8, 2006	-	$-	$-	$-	$-	$-
Initial capitalization
Sale of common stock	240,000,000	4,000	11,000	-	-	15,000
Net loss for the period	-	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	-	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	-	50,000
Net loss for year	-	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	-	(39,807)	25,193
Effect of forward stock split	-	265,500	(265,500)	-	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	-	13,500,000
Stock based compensation	-	-	176,760	-	-	176,760
Net loss for the year	-	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	-	(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	-	57,611
Net loss for the year	-	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	-	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	-	175,000
Stock-based compensation	-	-	57,612	-	-	57,612
Net loss for the year	-	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	-	(16,777,131)	(1,245,181)

Subscriptions received	-	-	-	510,000	-	510,000
Stock-based compensation	-	-	14,403	-	-	14,403
Net loss for the period	-	-	-	-	(108,383)	(108,383)

Balance, July 31, 2010	93,500,000	$93,500	$15,452,853	$510,000	$(16,885,514)	$(829,161)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three	Three	Period from
	Months	Months	March 8, 2006
	Ended	Ended	(Inception) to
	July 31,	July 31,	July 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(108,383)	$(123,023)	$(16,885,514)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation and amortization	6,277	3,831	1,830,879
Stock-based compensation	14,403	14,403	306,386
Change in operating assets & liabilities
Decrease in other current assets	-	2,690	-
(Increase) decrease in deposits	-	-	(2,248)
Increase in accounts payable and accrued expenses	60,430	52,639	782,623
Increase (decrease) in customer deposit	-	1,000	16,000
Net Cash Used in Operating Activities	(27,273)	(48,461)	(1,467,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	-	(50,000)
Purchase of equipment	-	-	(110,072)
Purchase of patent	-	-	(750,083)
Net cash used in investing activities	-	-	(910,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	25,000	525,000
Proceeds from loans payable – related party	-	-	100,000
Subscriptions received	510,000	-	510,000
Proceeds from issuance of common stock	-	-	1,740,000
Net Cash Provided by Financing Activities	510,000	25,000	2,875,000

Change in cash and cash equivalents during the period	482,727	(23,460)	496,874
Cash and cash equivalents, beginning of the period	14,147	25,560	-
Cash and cash equivalents, end of the period	$496,874	$2,099	$496,874

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

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

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of July 31, 2010 and April 30, 2010, the company has recorded $50,000 in investment. The Company reviewed its carrying cost of this investment at July 31, 2010 and has determined that it is not impaired.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2010 and April 30, 2010:

	July 31,	April 30,
	2010	2010
Automobile	$33,776	$33,776
Demonstration equipment	48,934	48,934
Computer equipment	11,807	11,807

Total Cost	94,517	94,517
Less: Accumulated depreciation	(49,177)	(42,900)

Property and equipment, net	$45,340	$51,617

During the three months ended July 31, 2010 and 2009, the company recorded depreciation expense of $6,276 and $3,830, respectively.

NOTE 5. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement. The term of this loan has been extended to August 11, 2011.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company. As of Julu 31, 2010, the loan has not been repaid and the Company has renegotiated an additional term of eighteen months with the same terms of the original agreement. The term of this loan has been extended to September 6, 2011.

NOTE 6. LOANS PAYABLE – RELATED PARTY

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to July 31, 2010 of $16,885,514. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The grant-date fair value of the options granted on January 21, 2008 was $1.15 and the grant-date fair value of the options issued on October 24, 2007 was $1.62. Total stock-based compensation for the three months ended July 31, 2010 and 2009 was $14,403 and $14,403, respectively, and $306,386 from the period of inception to July 31, 2010.

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

The Company incurred $Nil, $22,500 and $Nil in consulting fees to the president, the COO and the COO’s son, consecutively during the three months ended July 31, 2010. As of July 31, 2010, $116,500, $157,500 and $42,222 were due to the President, the COO of the Company and the COO’s son, respectively for their consulting fees and these amounts were included in accounts payable and accrued expenses of the accompanying financial statements.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 20, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Results of Operations

Three Months Summary

	Three Months Ended July 31,
	2010	2009
Gross Margin	$-	$-
Operating Expenses	92,977	111,772
Other Income (Expense)	(15,406)	(11,250)

Net Loss	$(108,383)	$(123,023)

Revenue

We have earned $79,000 of revenue from inception, and do not anticipate earning revenues until such time as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended July 31,
	2010	2009
General and Administrative	$72,298	$95,539
Depreciation and amortization	6,276	3,830
Stock based compensation expense	14,403	14,403
Net Loss from operations	$(108,383)	$(123,023)

Total operating expenses during the three months ended July 31, 2010 decreased as compared to the comparative period in 2009 due to an overall decrease to general and administrative activity.

Liquidity and Financial Condition

Working Capital

	July 31,	April 30,
	2010	2010
Current assets	$496,874	$14,147
Current liabilities	1,423,623	1,363,193
Working capital deficit	$(926,749)	$(1,349,046)

Cash Flows

	Three Months Ended July 31,
	2010	2009
Net cash flows used in operating activities	$(27,274)	$(48,461)
Net cash flows used in investing activities	-	-

Net cash flows provided by financing activities	510,000	25,000
Net increase (decrease) in cash during period	$482,726	$(23,460)

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

From inception to July 31, 2010, we have incurred aggregate net losses of $16,885,514 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended July 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of July 31, 2010, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended July 31, 2010, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 20, 2010	By: /s/ Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: September 20, 2010	By: /s/ Imad Kamel Yassine
Name: Imad Kamel Yassine
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)