Form 10-Q
period 2010-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2010-12-15
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Orchard Drive, Suite 220, Lake Forest CA	92630
(Address of principal executive offices)	(Zip Code)

(949) 748-8050
(Registrant’s telephone number, including area code)

N/A
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
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 93,400,000 common shares issued and outstanding as of December 15, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended October 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)

FINANCIAL STATEMENTS

OCTOBER 31, 2010

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2010

PAGE
FINANCIAL STATEMENTS:

Balance Sheets as of October 31, 2010 (Unaudited) and April 30, 2010	F-1

Statements of Operations for the Three Months and Six Months Ended October 31, 2010 and 2009 and the Period from March 8, 2006 (Inception) to October 31, 2010 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Period from March 8, 2006 (Inception) to October 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended October 31, 2010 and 2009 and the Period from March 8, 2006 (Inception) to October 31, 2010 (Unaudited)	F-4

Notes to the Financial Statements	F-5 – F-10

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS
AS OF OCTOBER 31, 2010 (UNAUDITED) AND APRIL 30, 2010

	October 31,
	2010	April 30,
	(Unaudited)	2010
ASSETS
Current assets :
Cash and cash equivalents	$276,793	$14,147

Property and equipment, net	39,064	51,617

Other assets :
Deposits	2,248	2,248
Investment	50,000	50,000
Total other assets	52,248	52,248

Total Assets	$368,105	$118,012

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Customer deposit	$16,000	$16,000
Accounts payable and accrued expenses	669,441	722,193
Loan payable – related party	-	100,000
Loans payable	525,000	525,000
Total current liabilities	1,210,441	1,363,193

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 96,900,000 and 93,500,000 issued and outstanding, respectively	96,900	93,500
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,042,166	15,438,450
Deficit accumulated during the development stage	(16,981,402)	(16,777,131)
Total stockholders’ deficit	(842,336)	(1,245,181)

Total liabilities and stockholders' deficit	$368,105	$118,012

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO OCTOBER 31, 2010

					Period From
					March 8, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009	2010

NET REVENUE	$-	$24,370	$-	$24,370	$79,000
COST OF SALES	-	12,990	-	12,990	68,132

GROSS PROFIT	-	11,380	-	11,380	10,868

OPERATING EXPENSES
Depreciation & amortization	6,276	3,829	12,553	7,659	1,837,155
Impairment of assets	-	-	-	-	12,483,903
General & administrative	186,993	120,440	259,300	213,979	2,287,525
Stock based compensation	82,713	14,403	97,116	28,806	389,108
TOTAL OPERATING EXPENSES	275,982	138,672	368,969	250,444	16,997,691

NET LOSS FROM OPERATIONS	(275,982)	(127,292)	(368,969)	(239,064)	(16,986,823)

OTHER INCOME (EXPENSE)
Other income	-	2,400	-	4,800	7,200
Interest income (expense)	(28,878)	(26,522)	(44,283)	(40,172)	(210,760)
Forgiveness of debt	208,981	-	208,981	-	208,981
TOTAL OTHER INCOME (EXPENSE)	180,103	(24,122)	164,698	(35,372)	5,421

NET LOSS	$(95,879)	$(151,414)	$(204,271)	$(274,436)	$(16,981,402)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	96,530,435	90,000,000	95,015,217	90,000,000

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO OCTOBER 31, 2010

				Deficit
				Accumulated	Total
				during the	Stockholders’
	Common Stock		Additional Paid	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficit)

Inception, March 8, 2006
Initial capitalization	-	$-	$-	$-	$-
Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split	-	265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	57,611
Net loss for the year	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Issuance of stock	3,400,000	3,400	506,600	-	510,000
Stock-based compensation	-	-	97,116	-	97,116
Net loss for the period	-	-	-	(204,271)	(204,271)

Balance, October 31, 2010	96,900,000	$96,900	$16,042,166	$(16,981,402)	$(842,336)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO OCTOBER 31, 2010

	Six	Six	Period from
	Months	Months	March 8, 2006
	Ended	Ended	(Inception) to
	October 31,	October 31,	October 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(204,271)	$(274,436)	$(16,981,402)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation and amortization	12,553	7,660	1,837,155
Forgiveness of debt	(208,981)	-	(208,981)
Stock-based compensation	97,116	28,806	389,108
Change in operating assets & liabilities
Decrease in other current assets	-	15,679	-
(Increase) decrease in deposits	-	-	(2,248)
Increase in accounts payable and accrued expenses	156,229	191,557	878,422
Increase (decrease) in customer deposit	-	(17,950)	16,000
Net Cash Used in Operating Activities	(147,354)	(48,684)	(1,588,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	-	(50,000)
Purchase of equipment	-	-	(110,072)
Purchase of patent	-	-	(750,092)
Net cash used in investing activities	-	-	(910,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	25,000	525,000
Proceeds from loans payable – related party	-	-	175,000
Payments of loans payable – related party	(100,000)	-	(175,000)
Proceeds from issuance of common stock	510,000	-	2,250,000
Net Cash Provided by Financing Activities	410,000	25,000	2,775,000

Change in cash and cash equivalents during the period	262,646	(23,684)	276,793
Cash and cash equivalents, beginning of the period	14,147	25,560	-
Cash and cash equivalents, end of the period	$276,793	$1,876	$276,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Basis of Accounting
The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company is currently a development stage enterprise. All losses accumulated since the inception of the business have been considered as part of its development stage activities.

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended April 30, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Development Stage Company
The accompanying financial statements have been prepared in accordance with the accounting principles relating to development stage enterprises. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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
OCTOBER 31, 2010

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
OCTOBER 31, 2010

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of October 31, 2010 and April 30, 2010, the company has recorded $50,000 in investment. The Company reviewed its carrying cost of this investment at October 31, 2010 and has determined that it is not impaired.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2010 and April 30, 2010:

	October 31,	April 30,
	2010	2010
Automobile	$33,776	$33,776
Demonstration equipment	48,934	48,934
Computer equipment	11,807	11,807
Total Cost	94,517	94,517
Less: Accumulated depreciation	(55,453)	(42,900)
Property and equipment, net	$39,064	$51,617

During the three months ended October 31, 2010 and 2009, the company recorded depreciation expense of $6,276 and $3,829, respectively.

During the six months ended October 31, 2010 and 2009, the company recorded depreciation expense of $12,553 and $7,659, respectively.

NOTE 5. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement. The term of this loan has been extended to August 11, 2011.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company. As of October 31, 2010, the loan has not been repaid and the Company has re-negotiated an additional term of eighteen months with the same terms of the original agreement. The term of this loan has been extended to September 6, 2011.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to October 31, 2010 of $16,981,402. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 7. STOCKHOLDERS’ DEFICIT

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

On August 10, 2010, the Company issued 3,400,000 at $0.15 per share for total proceeds of $510,000.

Stock-Based Compensation
On September 15, 2010, the Company granted 6,000,000 options to a consultants for management and marketing services at an exercise price of $0.15. 2,000,000 of these options vest immediately. 4,000,000 options vest equally over a period of 24 months.

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

Risk free interest rate	1.4%-4.25%
Expected dividend yield	0%
Expected stock price volatility	58-140%
Expected life of options	5 years

The grant-date fair value of the options granted on January 21, 2008 was $1.15, the grant-date fair value of the options issued on October 24, 2007 was $1.62 and the grant-date fair value of the options issued on September 15, 2010 was $0.04. Total stock-based compensation for the three months ended October, 2010 and 2009 was $97,116 and $14,403, respectively, and $389,108 from the period of inception to October 31, 2010.

NOTE 8. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2010, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at an interest rate of 10% per year. This loan has been repaid.

During the period ended October 31, 2010, the Company repaid related party loans payable totaling $100,000. The balance of the loans payable – related party was $0 as of October 31, 2010.

The Company incurred $22,500 in consulting fees to the COO during the three months ended October 31, 2010. As of July 31, 2010, $240,000 were due to the COO of the Company and this amount was included in accounts payable and accrued expenses of the accompanying financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 9. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the twelve months ended October 31:

October 31, 2011	24,692
2012	24,692
2013	12,346
2014	0

NOTE 10. FORGIVENESS OF DEBT

During the period ended October 31, 2010, the Company negotiated the forgiveness of accrued expenses totaling $208,981. The amounts were previously due to three consultants.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 13, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our principal executive offices are located at 1 Orchard Drive, Suite 220, Lake Forest CA, 92630 and our telephone number is (949) 748-8050.

Current Business

We are in the business of designing and manufacturing domestic waste water treatment plant systems, using our patented Hans BioShaft unit – the Hans BioShaft System. We are currently engaged in a specific branch of waste water treatment known as domestic waste or sewage treatment. In the future, we plan to expand into the treatment of industrial waste.

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

Pursuant to a draft project construction contract between FPS International and the municipality of Baghdad, the Hans BioShaft System has been selected as the technology for 13 domestic waste water treatment plants in the municipality of Baghdad in Iraq. The contract between FPS and the municipality of Baghdad is valued at $56 million and manufacturing, construction and installation of the plants by FPS is expected to begin in late-2008.

On February 10, 2009 we received our United States Patent from the United States Patent and Trademark Office for our wastewater treatment plant and method. The patent number is 7,488,413. We currently hold a patent in the United Kingdom as well and we have filed a PCT application as well.

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

On August 10, 2010, we closed a private placement with two non-US investors for the sale of an aggregate of 3,400,000 shares of our common stock at $0.15 per share for proceeds of $510,000. The sale of the 3,400,000 shares of our common stock was made pursuant to exemptions from registration requirements found in Regulation S of the United States Securities Act of 1933, as amended.

Results of Operations

Three Months Summary

	Three Months Ended
	October 31,
	2010	2009
Gross Margin	$-	$11,380
Operating Expenses	275,892	138,672
Other Income (Expense)	180,103	(24,122)

Net Loss	$95,879	$151,414

Six Months Summary

	Six Months Ended
	October 31,
	2010	2009
Gross Margin	$-	$11,380
Operating Expenses	368,969	250,444
Other Income (Expense)	164,698	(35,372)

Net Loss	$204,271	$274,436

Revenue

We have earned $79,000 of revenue from inception, and $- revenues during three and six months period ended October 31, 2010 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	October 31,
	2010	2009
General and Administrative	$186,993	$120,440
Depreciation and amortization	6,276	3,829
Stock based compensation expense	82,713	14,403
Net Loss from operations	$275,892	$138,672

	Six Months Ended
	October 31,
	2010	2009
General and Administrative	$259,300	$213,979
Depreciation and amortization	12,553	7,659
Stock based compensation expense	97,116	28,806
Net Loss from operations	$368,969	$250,444

Total operating expenses during the three months ended October 31, 2010 increased as compared to the comparative period in 2009 due to stock options being granted in the current quarter.

Liquidity and Financial Condition

Working Capital

As of October 31, 2010, our total current assets were $276,793 and our total current liabilities were $1,210,441 and we had a working capital deficit of $933,648.

	October 31,	April 30,
	2010	2010
Current assets	$276,793	$14,147
Current liabilities	1,210,441	1,363,193
Working capital deficiency	$933,648	$1,349,046

Cash Flows

	Six Months Ended
	October 31,
	2010	2009
Net cash flows used in operating activities	$(147,354)	$(48,684)
Net cash flows used in investing activities	-	-
Net cash flows provided by financing activities	410,000	25,000
Net increase (decrease) in cash during period	$262,646	$(23,684)

Future Financing

We have not had significant revenues from inception and cash on hand is currently our only source of liquidity. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.

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

Employees

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers. We anticipate that we may spend up to $350,000 to employ officers and employees and up to $50,000 in payroll taxes.

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

The financial statements have, in management' s opinion, been properly prepared within reasonable limits of materiality and within the framework of significant accounting policies.

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

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company is currently a development stage enterprise. All losses accumulated since the inception of the business have been considered as part of its development stage activities.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company' s Form 10-K filed with the SEC as of and for the period ended April 30, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the accounting principles relating to development stage enterprises. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment" (ASC 718). SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, "Accounting for Stock-Based Compensation," (2) supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the years ended April 30, 2010 and 2009 respectively.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled " Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the results of that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer and principal accounting officer) have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our chief executive officer and chief financial officer, are responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of October 31, 2010, our chief executive officer and chief financial officer concluded that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could affect these controls during the most recent quarter ended October 31, 2010, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

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

From inception to October 31, 2010, we have incurred aggregate net losses of $16,986,823 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 4. [Removed and Reserved]

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

(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8- K filed on August 24, 2007).

10.2	Affiliate Stock Purchase Agreement dated August 20, 2007 between Imad Yassine, Altaf Alimohamed and Rafeh Hulays (incorporated by reference from Schedule 13D filed on August 24, 2007)

10.3

Asset Purchase Agreement dated September 18, 2007 between Hans Bio Shaft Limited, Hassan Hans Badreddine and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.11	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.11	Form of Regulation S Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 17, 2010)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 15, 2010	By: Hassan Hans Badreddine
Name: Hassan Hans Badreddine
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2010	By: Imad Kamel Yassine
Name: Imad Kamel Yassine
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)