Form 10-Q
period 2011-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2011-03-22
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________

Commission File Number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Orchard Drive, Suite 220, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

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
100,900,000 common shares issued and outstanding as of March 21, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2011

BIOSHAFT WATER TECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2011

PAGE
FINANCIAL STATEMENTS:

Balance Sheets as of January 31, 2011 and April 30, 2010 (Unaudited)	F-1

Statements of Operations for the Three Months and Nine Months Ended January 31, 2011 and 2010 and the Period from March 8, 2006 (Inception) to January 31, 2011 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Period from March 8, 2006 (Inception) to January 31, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended January 31, 2011 and 2010 and the Period from March 8, 2006 (Inception) to January 31, 2011 (Unaudited)	F-4

Notes to the Financial Statements	F-5 – F-10

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
BALANCE SHEETS (UNAUDITED)
AS OF JANUARY 31, 2011 AND APRIL 30, 2010

	January 31,	April 30,
	2011	2010
ASSETS
Current assets :
Cash and cash equivalents	$701,272	$14,147
Prepaid expenses	12,020	-

Total Current Assets	713,292	14,147

Property and equipment, net	32,787	51,617

Other assets :
Deposits	2,248	2,248
Investment	50,000	50,000
Total other assets	52,248	52,248

Total Assets	$798,327	$118,012

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Customer deposit	$16,000	$16,000
Accounts payable and accrued expenses	628,845	722,193
Loan payable – related party	-	100,000
Loans payable	525,000	525,000
Total current liabilities	1,169,845	1,363,193

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 100,900,000 and 93,500,000 issued and outstanding, respectively	100,900	93,500
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,641,619	15,438,450
Deficit accumulated during the development stage	(17,114,037)	(16,777,131)
Total stockholders’ deficit	(371,518)	(1,245,181)

Total liabilities and stockholders' deficit	$798,327	$118,012

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO JANUARY 31, 2011

					Period From
					March 8, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010	2011

NET REVENUE	$-	$-	$-	$24,370	$79,000
COST OF SALES	-	-	-	12,990	68,132

GROSS PROFIT	-	-	-	11,380	10,868

OPERATING EXPENSES
Depreciation & amortization	6,276	3,082	18,830	10,741	1,843,431
Impairment of assets	-	-	-	-	12,483,903
General & administrative	104,002	92,252	363,301	306,231	2,391,527
Stock based compensation	3,453	-	100,569	28,806	392,561
TOTAL OPERATING EXPENSES	113,731	95,334	482,700	345,778	1,711,422

NET LOSS FROM OPERATIONS	(113,731)	(95,334)	(482,700)	(334,398)	(17,100,554)

OTHER INCOME (EXPENSE)
Other income	-	2,400	-	7,200	7,200
Interest income (expense)	(18,904)	373	(63,187)	(39,799)	(229,664)
Forgiveness of debt	-	-	208,981	-	208,981
TOTAL OTHER INCOME (EXPENSE)	(18,904)	2,773	145,794	(32,599)	(13,483)

NET LOSS	$(132,635)	$(92,561)	$(336,906)	$(366,997)	$(17,114,037)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	97,704,348	90,000,000	95,911,594	90,000,000

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO JANUARY 31, 2011

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders’
	Common Stock		Paid in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, March 8, 2006	-	$-	$-	$-	$-
Initial capitalization

Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split	-	265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	57,611
Net loss for the year	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Issuance of stock	7,400,000	7,400	1,102,600	-	1,110,000
Stock-based compensation	-	-	100,569	-	100,569
Net loss for the period	-	-	-	(336,906)	(336,906)

Balance, January 31, 2011	100,900,000	$100,900	$16,641,619	$(17,114,037)	$(371,518)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO JANUARY 31, 2011

	Nine	Nine	Period from
	Months	Months	March 8, 2006
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(336,906)	$(366,997)	$(17,114,037)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Impairment of assets	-	-	12,483,903
Depreciation and amortization	18,830	10,741	1,843,431
Forgiveness of debt	(208,981)	-	(208,981)
Stock-based compensation	100,569	28,806	392,562
Change in operating assets & liabilities
(Increase) in prepaid expenses	(12,020)	-	(12,020)
Decrease in other current assets	-	15,678	-
(Increase) decrease in deposits	-	-	(2,248)
Increase in accounts payable and accrued expenses	115,633	278,685	837,826
Increase (decrease) in customer deposit	-	(17,950)	16,000
Net Cash Used in Operating Activities	(322,875)	(51,037)	(1,763,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	-	(50,000)
Purchase of equipment	-	-	(110,072)
Purchase of patent	-	-	(750,092)
Net cash used in investing activities	-	-	(910,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	25,000	525,000
Proceeds from loans payable – related party	-	-	175,000
Payments of loans payable – related party	(100,000)	-	(175,000)
Proceeds from issuance of common stock	1,110,000	150,000	2,850,000
Net Cash Provided by Financing Activities	1,010,000	175,000	3,375,000

Change in cash and cash equivalents during the period	687,125	123,966	701,272
Cash and cash equivalents, beginning of the period	14,147	25,560	-
Cash and cash equivalents, end of the period	$701,272	$149,523	$701,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

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
JANUARY 31, 2011

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
JANUARY 31, 2011

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

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of January 31, 2011 and April 30, 2010, the company has recorded $50,000 in investment. The Company reviewed its carrying cost of this investment at January 31, 2011 and has determined that it is not impaired.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2011 and April 30, 2010:

	January 31,	April 30,
	2011	2010
Automobile	$33,776	$33,776
Demonstration equipment	48,934	48,934
Computer equipment	11,807	11,807
Total Cost	94,517	94,517
Less: Accumulated depreciation	(61,730)	(42,900)
Property and equipment, net	$32,787	$51,617

During the three months ended January 31, 2011 and 2010, the company recorded depreciation expense of $6,276 and $3,082, respectively.

During the nine months ended January 31, 2011 and 2010, the company recorded depreciation expense of $18,830 and $10,741, respectively.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to January 31, 2011 of $17,114,037. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011

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

On January 6, 2011, the Company issued 2,000,000 at $0.15 per share for total proceeds of $300,000.

On January 18, 2011, the Company issued 2,000,000 at $0.15 per share for total proceeds of $300,000.

Stock-Based Compensation

On September 15, 2010, the Company granted 6,000,000 options to a consultants for management and marketing services at an exercise price of $0.15. 2,000,000 of these options vest immediately. 4,000,000 options vest equally over a period of 24 months.

On January10, 2011, the Company granted 445,000 option to consultants for management and marketing services at an exercise price of $0.15. These options vest equally over a period of 24 months.

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

The grant-date fair value of the options granted on January 21, 2008 was $1.15, the grant-date fair value of the options issued on October 24, 2007 was $1.62, the grant-date fair value of the options issued on September 15, 2010 was $0.04 and the grant-date fair value of the options issued on January 10, 2011 was $0.04. Total stock-based compensation for the three months ended January 31, 2011 was $3,453 and $Nil, respectively, and $392,561 from the period of inception to January 31, 2011.

BIOSHAFT WATER TECHNOLOGY, INC.
(Formerly Pointstar Entertainment Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 8. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2010, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at an interest rate of 10% per year. This loan has been repaid.

During the period ended January 31, 2011, the Company repaid related party loans payable totaling $100,000. The balance of the loans payable – related party was $0 as of January 31, 2011.

The Company incurred $Nil in consulting fees to the COO during the three months ended January 31, 2011. As of January 31, 2011, $240,000 were due to the COO of the Company and this amount was included in accounts payable and accrued expenses of the accompanying financial statements.

NOTE 9. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the twelve months ended October 31:

October 31, 2011	24,692
2012	24,692
2013	12,346
2014	0

NOTE 10. FORGIVENESS OF DEBT

During the period ended January 31, 2011, the Company negotiated the forgiveness of accrued expenses totaling $208,981. The amounts were previously due to three consultants.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 17, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Bioshaft Water Technology, Inc., unless otherwise indicated.

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

On November 11, 2008 and pursuant to the agreement with RIC, our company installed a 140 m3/day (37,000 GPD) pilot plant in Al Nakheel, Dubai. Also, another pilot plant was installed for the same group in Sharja, UAE.

We appointed Water Masters as a distributor in Saudi Arabia. On June 25, 2009, Water Masters sold a 30 m3/ day (7,920 GPD) Bioshaft plant for installation in Jeddah, Saudi Arabia. Also, a purchase order for a 15m3/day (3,960 GPD) plant was received on February 14, 2011. The plant is to be installed at the Musallam Villa.

On March 06, 2010 we signed a teaming agreement with Zuheir Zahran & Co., a contracting company based in Jeddah, Saudi Arabia. The agreement provided our company with an experienced and established contractor to immediately pursue and implement sewage treatment projects in the Saudi Arabian and the gulf area market. As a result of this agreement we accomplished substantial amount of contracts with more in the pipeline. Next is a listing of some of these contracts:

  In May, 2010 we installed a plant at a residential complex in Jeddah, Saudi Arabia. Tests and observations showed that the system has operated for a complete 8 months without removing any biomass from the system. Yet there was no evidence of any accumulated sludge in the aeration tank. The system was producing a low BOD and SS (below 10 ppm) consistently.

  We are waiting for the order for a previously approved 500 m3/day sewage treatment plant by the Bahrain ministry of works. Also, we received approval for a 2,000 m3/ day plant from the Jazan, Saudi Arabia Ministry of Water and Electricity. In-addition, we received approval for 450 m3/day plant for the Farsi Towers in Jeddah, Saudi Arabia. A contract for a plant for a private residential complex in Musallam, Saudi Arabia, was received and is in process of implementation.

  Our company participated in Jeddah water and environmental exhibition under Juffali’s umbrella. Juffali is the largest company representing large international water and wastewater companies.

  Our technology was specified for 14,000 m3/day plant by the ministry of defense in Riyadh. Our partner, Wetico, the largest wastewater OEM in Saudi Arabia, was the lowest bidder.

  We are under construction of a sewage treatment plant for a shopping center.

  We were approved by Marafic, The largest utility company in Saudi Arabia.

  Currently, we are bidding for a 15,000 m3 plant for AL Jubail. They are part of the royal commission in Saudi, Arabia. This is one the opportunities for our company to break into the larger size municipal sewage treatment plants’ market.

Our pipeline is full with many other serious quotes and proposals’ activity increased significantly.

On June 8, 2009 we entered into a loan agreement with Imad Yassine, in respect of the loan in the amount of $25,000 at the rate of interest of 15% per annum payable in full on June 8, 2010. The loan is to be used for general working capital purposes. The loan was paid off in full in mid 2010.

Results of Operations

Three Months Summary

		Three Months Ended
		January 31,
		2011		2010
Gross Margin	$	Nil	$	Nil
Operating Expenses		113,731		95,334
Other Income (Expense)		(18,904)		2,773

Net Loss		$(132,635)		$(92,561)

Nine Months Summary

		Nine Months Ended
		January 31,
		2011	2010
Gross Margin	$	Nil	$11,380
Operating Expenses		482,700	345,778
Other Income (Expense)		145,794	(32,599)

Net Loss		$(336,906)	$(366,997)

Revenue

We have earned $79,000 of revenue from inception, and $Nil and $Nil revenues, respectively, during three and nine month periods ended January 31, 2011 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	January 31,
	2011	2010
General and Administrative	$104,002	$92,252
Depreciation and amortization	6,276	3,082
Stock based compensation expense	3,453	Nil
Net Loss from operations	$(113,731)	$(95,334)

	Nine Months Ended
	January 31,
	2011	2010
General and Administrative	$363,301	$306,231
Depreciation and amortization	18,830	10,741
Stock based compensation expense	100,569	28,806
Net Loss from operations	$(482,700)	$(345,778)

Total operating expenses during the three months ended January 31, 2011 increased as compared to the comparative period in 2010 due to increased general and administrative expenses.

Liquidity and Financial Condition

Working Capital

As of January 31, 2011, our total current assets were $713,292 and our total current liabilities were $1,169,845 and we had a working capital deficit of $456,553.

	January 31,	April 30,
	2011	2010
Current assets	$713,292	$14,147
Current liabilities	1,169,845	1,363,193
Working capital deficiency	$(456,553)	$(1,349,046)

Cash Flows

	Nine Months Ended
	January 31,
	2011	2010
Net cash flows used in operating activities	$(322,875)	$(51,037)
Net cash flows used in investing activities	Nil	Nil
Net cash flows provided by financing activities	1,010,000	175,000
Net increase (decrease) in cash during period	$687,125	$123,966

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

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Our company is currently a development stage enterprise. All losses accumulated since the inception of the business have been considered as part of its development stage activities.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K filed with the SEC as of and for the period ended April 30, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

Intangible Assets

Our company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144” or “ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments

Our company's financial instruments consist of deposits, investments, customer deposits, accounts payable and accrued expenses, loans payable and loans payable to a related party.

The amount due to stockholder is non interest-bearing. It is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104 or ASC 605-10), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are custom made for our customers, who primarily consist of original engineer manufacturers (OEMs), and we do not accept returns. Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (ASC 718). SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. Our company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

Income Taxes

Our company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of our company’s ability to utilize the loss carry-forward.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.00 and $0.00 for the three and nine months ended ended January 31, 2011 and 2010 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject our company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. Our company places its cash in what it believes to be credit-worthy financial institutions. Our company has a diversified customer base. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. We routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on our company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our financial position, operations or cash flows.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

From inception to January 31, 2011, we have incurred aggregate net losses of $17,100,554 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8- K filed on August 24, 2007).

Exhibit	Description
Number

10.2	Affiliate Stock Purchase Agreement dated August 20, 2007 between Imad Yassine, Altaf Alimohamed and Rafeh Hulays (incorporated by reference from Schedule 13D filed on August 24, 2007)

10.3

Asset Purchase Agreement dated September 18, 2007 between Hans Bio Shaft Limited, Hassan Hans Badreddine and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.11	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.12*	Teaming Agreement dated March 6, 2010 between our company and Zuheir Zahran & Co.

10.13	Form of Regulation S Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 17, 2010)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 21, 2011
Hassan Hans Badreddine
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 21, 2011
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)