Form 10-K
period 2011-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2011-08-15
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [    ] to [    ]

Commission file number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Orchard, Suite 220, Lake Forest CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	949.748.8050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2010 was $1,543,850 based on a $0.077 closing price for the Common Stock on October 29, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

101,500,000 shares of common stock issued & outstanding as of August 12, 2011

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

On September 18, 2007, we entered into an asset purchase agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine, pursuant to which we acquired from Hans Bio Shaft U.K. Patent GB2390365 titled "Waste Water Treatment Plant and Method" and related United States and European patent applications for the design of a certain waste water treatment plant system. In consideration for the U.K. patent and related United States and European patent applications.

Pursuant to the asset purchase agreement with Hans Bio Shaft and Dr. Badreddine, our directors passed resolutions, whereby Dr. Badreddine was appointed as our president and a director as of September 18, 2007, and our corporate name was changed from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.", effective September 28, 2007.

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing domestic waste water treatment plant systems, using our patented Hans BioShaft unit – the Hans BioShaft System.

On January 31, 2008, we entered into a teaming agreement with Rapid Impact Compaction Contracting LLC, a company based in Dubai, UAE. The agreement provides the basis for our company and Rapid Impact to jointly pursue sewage treatment projects in the Gulf Region, with exclusivity as to association in the UAE. Pursuant to the agreement with Rapid Impact, we will perform engineering and manufacturing services, provide our sewage treatment systems, supervise installation, start-up and commissioning thereof and assist Rapid Impact over a five-year period to develop a division within Rapid Impact that specializes in sewage treatment plants using our patented Hans BioShaft technology. Rapid Impact will sell, install and handle all construction matters, provide office space, in-country transportation and assist with business development. We will pay a commission payment to Rapid Impact of 5% of the contract value of sewage treatment plant contracts in respect of the Hans BioShaft technology.

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

  Continued monitoring of tests of our plants’ performance showed consistency results with superior effluent quality (below 10 PPM) and no sludge withdrawal. The demo plant with a capacity of 140 m3/day (37,000 GPD) that was installed at al Nakheel project-Dubai showed such results since it’s installation in November 2008. Furthermore, this plant showed superior results since it was re-installed at Sharja municipality on March 2009.
  A purchase order for a 500 m3/day (132,100 GPD) sewage treatment plant upgrade was received after the approval by the ministry of Public Works in Bahrain. This project has a potential for additional 15 plants to be upgraded with Bioshaft’s Technology.
  BioShaft’s technology was specified by the ministry of defense in Saudi Arabia in a tender for a 14,000 M3/DAY (3,700,000 GPD) plant. We are waiting for the Purchase Order through Wettico, our partner, the largest Waste Water Treatment contractor in Saudi Arabia, to start drafting the contract.

BioShaft Technology was approved by several utility companies such as Marafic, the largest utility company in Saudi Arabia. BioShaft completed a bid for a 15,000 m3/day (4,000,000 GPD) plant for Al Jubail, part of the Royal commission in Saudi Arabia. This is one of the opportunities for Bioshaft to break into the larger size municipal and utility sewage treatment plants’ market.

On March 06, 2010 we signed a teaming agreement with Zuheir Zahran & Co, a development company based in Jeddah, Saudi Arabia. The agreement provided our company with an experienced and established business developer to immediately pursue and implement our business plan in the Saudi Arabian and the gulf market. This teaming agreement boosted sales orders and qualified BioShaft to bid for large size plants and provided the recognition of BioShaft technology by government agencies and design engineering firms. Some of these highlights are:

  May, 2010 BioShaft installed a 50 m3/day (13,210 GPD) plant at a residential complex in Jeddah, Saudi Arabia. Tests results were consistent and satisfactory for over a year of operation with superior effluent quality and no sludge production or extraction.
  BioShaft technology was approved for a 2,000 m3/day (528,400 GPD) plant from the City of Jazan, Saudi Arabia, ministry of water and electricity. Several other approvals are being formalized for high rise tower projects in Jeddah, Saudi Arabia where minimum footprint is a great advantage.
  BioShaft participated in Jeddah water and environmental exhibition under Juffali’s umbrella. Juffali is the largest company representing large international water and wastewater companies.
  A 60 m3/day (15,852 GPD) plant is under construction in a Jeddah commercial center. Another 60 m3/day (15,852 GPD) was approved on February 21, 2011 serving Al-Rai pharmaceutical industrial plant at Jeddah’s industrial area.
  BioShaft completed the sales and installation of a 30 m3/ day (7,920 GPD) plant in Jeddah –Saudi Arabia through the appointed distributor Water Masters. Two other plants serving residential facilities were sold to Water Masters. A 30m3/day (7.920 GPD) on November 3, 2010 and a 15m3/day (3,960 GPD) on February 12, 2010. Both plants are under construction.

Our pipeline is full with many other serious quotes and proposals’ activity increased significantly for the whole Middle East region.It is hereby noted that Bioshaft Water Technology, Inc. and CEC are in process of signing a consulting agreement, an NDA, and a Stock Option Agreement to be effective as of August 15, 2011. As such, these agreements replace all further actions stipulated in the previously signed agreements between Bioshaft Water Technology, Inc. and Bashar Amin related, to these subjects, as of August 14, 2011.

As a result of these newly signed agreements between Bioshaft Water Technology, Inc and CEC, Bashar Amin’s entitlement for Stock Options is accumulated from August 1, 2010 up to August 14, 2011. Accordingly, Mr. Bashar Amin is entitled to exercising his total accumulation of Stocks in accordance with the Stock Option Agreement dated August 1, 2010. Further stock entitlements by CEC are in accordance with the new agreement effective as of August 15, 2011.

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

We believe the market trends in the United States favor us, particularly in the Food & Beverage environment. Our competitive advantage is the number one priority by minimizing the total cost of ownership while maintaining flexible offering. We deliver world-class capabilities to meet the challenge faced by the Food & Beverage industry.

We have many qualities that differentiate us from the competition, such as rapid manufacturing fast commissioning, short ramp-up time, lower total cost of ownership, quick return on investment, continuous process through innovative service & support,Traceability to ensure manufacturing quality through completely integrated production.

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

Employees

Our company has retained 6 consultants including our President, Chief Operating Officer and Vice President of Operations.

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers. We anticipate that we may spend up to $350,000 to employee officers and employees and up to $50,000 in payroll taxes.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements during the last two fiscal years.

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

We do not have any subsidiaries.

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

From inception to April 30, 2011, we have incurred aggregate net losses of $17,569,754 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $500,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Item 2.           Properties

We do not own any real property. Our principal business offices are located at 1 Orchard, Suite 220, Lake Forest CA 92630. We currently lease our space at an annual cost of $24,692. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           [Removed and Reserved]

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2011	$0.20	$0.066
January 31, 2011	$0.09	$0.05
October 31, 2010	$0.18	$0.0251
July 31, 2010	$0.13	$0.03
April 30, 2010	$0.145	$0.055
January 31, 2010	$0.179	$0.04
October 31, 2009	$0.25	$0.12
July 31, 2009	$0.54	$0.22
April 30, 2009	$0.74	$0.17

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares

On July 12, 2011, the list of stockholders for our shares of common stock showed 24 registered stockholders and 100,900,000 shares of common stock outstanding.

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

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	6,250,000	$0.15	3,900,000

Total	6,250,000	$0.15	3,900,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2011.

Recent Sales of Unregistered Securities

None.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2011 and April 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to:

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

Not accounting for our working capital deficit of $184,189, we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2012.

General and Administrative Expenses

We expect to spend $500,000 during the twelve-month period ending April 30, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2012.

Personnel Plan

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers. We anticipate that we may spend up to $350,000 to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2011 and 2010.

Our operating results for the years ended April 30, 2011 and 2010 are summarized as follows:

	Year Ended
	April 30
	2011	2010

Revenue	$16,000	$29,000
Cost of Sales	$0	$18,132
Operating Expenses	$822,389	$565,268
Interest Income (Expense)	$(80,993)	$104,560
Net Loss	$(792,623)	$(651,760)

Revenues

Our revenues for the year ended April 30, 2011 were $16,000, compared to our revenue for the year ended April 30, 2010, which were $29,000, representing approximately a 44.8% decrease.

Cost of Sales

Our cost of sales for the year ended April 30, 2011 were $0, compared to our cost of sales for the year ended April 30, 2010, which were $18,132 (62% of product sales). We expect that our cost of sales will increase over the next twelve months, mainly due to increased in sales activity.

Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the year ended April 30, 2011 and April 30, 2010 are outlined in the table below:

	Year Ended
	April 30

	2011	2010

General and administrative	$681,604	$483,456
Depreciation and amortization	$22,257	$24,200
Impairment of asset	$50,000	$-
Stock based compensation expense	$68,528	$57,612

The increase in operating expenses for the year ended April 30, 2011, compared to the same period in fiscal 2010, was mainly due to an overall increase in activity in the Company in the attempt to secure contracts for our product.

Liquidity and Financial Condition

As of April 30, 2011, our total current assets were $688,088 and our total current liabilities were $872,197 and we had a working capital deficit of $184,109. Our financial statements report a net loss of $792,623 for the year ended April 30, 2011, and a net loss of $17,569,754 for the period from March 8, 2006 (date of inception) to April 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		April 30, 2011		April 30, 2010

Net Cash (Used in) Operating Activities		$(434,918)		$(211,413)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$1,032,500		$200,000
Cash (decrease) increase during the year		$597,578		$(11,413)

We had cash in the amount of $611,729 as of April 30, 2011 as compared to $14,147 as of April 30, 2010. We had a working capital deficit of $184,109 as of April 30, 2011 compared to working capital deficit of $1,349,046 as of April 30, 2010.

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

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Fair Value of Financial Instruments
The Company's financial instrument consists of prepaid expenses, deposits, investments, customer deposits, accounts payable and accrued expenses, accrued interest, loans payable and loans payable to a related party.

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

Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the years ended April 30, 20110 and 2009 respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. Our company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our company’s financial position, operations or cash flows.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 12, 2011.

Audited Balance Sheets as at April 30, 2011 and 2010.

Audited Statements of Operations for the years ended April 30, 2011 and 2010 and for the period from March 8, 2006 (inception) to April 30, 2011.

Audited Statements of Changes in Stockholders' Equity for the years ended April 30, 2011 and 2010.

Audited Statements of Cash Flows for the year ended April 30, 2011 and for the year ended April 30, 2010 and for the period from March 8, 2006 (inception) to April 30, 2011.

Notes to the Financial Statements.

BIOSHAFT WATER TECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioshaft Water Technology, Inc.
Lake Forest, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period March 8, 2006 (Inception) through April 30, 2009. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' equity, and cash flows for the period March 8, 2006 (Inception) through April 30, 2011, insofar as it relates to the amounts for prior periods through April 30, 2009, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Bioshaft Water Technology, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
August 12, 2011

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
AS OF APRIL 30, 2011 AND 2010

	April 30,	April 30,
	2011	2010
ASSETS
Current assets :
Cash and cash equivalents	$611,729	$14,147
Prepaid expenses	76,279	0

Total Current Assets	688,008	14,147

Property and equipment, net	29,360	51,617

Other assets :
Deposits	2,248	2,248
Investment	0	50,000
Total other assets	2,248	52,248

Total Assets	$719,616	$118,012

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Customer deposit	$0	$16,000
Accounts payable and accrued expenses	620,254	560,810
Accrued interest	226,943	161,383
Loans payable – related party	0	100,000
Loans payable	25,000	525,000
Total current liabilities	872,197	1,363,193

Long-term debt	500,000	0

Total liabilities	1,372,197	1,363,193

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 101,050,000 and 93,500,000 issued and outstanding, respectively	101,050	93,500
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,816,123	15,438,450
Deficit accumulated during the development stage	(17,569,754)	(16,777,131)
Total stockholders’ deficit	(652,581)	(1,245,181)

Total liabilities and stockholders' deficit	$719,616	$118,012

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO APRIL 30, 2011

			Period From
			March 8, 2006
			(Inception)
	Year ended	Year ended	to
	April 30,	April 30,	April 30,
	2011	2010	2011

NET REVENUE	$16,000	$29,000	$95,000
COST OF SALES	0	18,132	68,132

GROSS PROFIT	16,000	10,868	26,868

OPERATING EXPENSES
Depreciation and amortization	22,257	24,200	1,846,859
Impairment of assets	50,000	-	12,533,903
General and administrative	681,604	483,456	2,709,838
Stock-based compensation	68,528	57,612	360,511
TOTAL OPERATING EXPENSES	822,389	565,268	17,451,111

LOSS FROM OPERATIONS	(806,389)	(554,400)	(17,424,243)

OTHER INCOME (EXPENSE)
Other income	-	7,200	7,200
Interest income (expense), net	(80,993)	(104,560)	(247,470)
Forgiveness of debt	94,759	-	94,759
TOTAL OTHER INCOME (EXPENSE)	13,766	(97,360)	(145,511)

NET LOSS	$(792,623)	$(651,760)	$(17,569,754)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	97,516,027	90,941,096

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO APRIL 30, 2011

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders’
	Common Stock		Paid	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficit)

Inception, March 8, 2006	-	$-	$-	$-	$-
Initial capitalization

Sale of common stock	240,000,000	4,000	11,000	-	15,000
Net loss for the period	-	-	-	(4,077)	(4,077)

Balance, April 30, 2006	240,000,000	4,000	11,000	(4,077)	10,923
Sale of common stock	30,000,000	500	49,500	-	50,000
Net loss for year	-	-	-	(35,730)	(35,730)

Balance, April 30, 2007	270,000,000	4,500	60,500	(39,807)	25,193
Effect of forward stock split	-	265,500	(265,500)	-	-
Returned to treasury	(210,000,000)	(210,000)	210,000	-	-
Shares issued for cash	3,000,000	3,000	1,496,967	-	1,499,967
Shares issued for patent purchase	27,000,000	27,000	13,473,000	-	13,500,000
Stock based compensation	-	-	176,760	-	176,760
Net loss for the year	-	-	-	(15,182,132)	(15,182,132)

Balance, April 30, 2008	90,000,000	90,000	15,151,727	(15,221,939)	19,788
Stock based compensation	-	-	57,611	-	57,611
Net loss for the year	-	-	-	(903,433)	(903,433)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services			184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	$101,050	$16,816,123	$(17,569,754)	$(652,581)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2011 AND 2010
FOR THE PERIOD FROM MARCH 8, 2006 (INCEPTION) TO APRIL 30, 2011

	Year ended	Year ended	Period from March
	April 30,	April 30,	8, 2006 (Inception)
	2011	2010	to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(792,623)	$(651,760)	$(17,569,754)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Impairment of assets	50,000	-	12,533,903
Depreciation and amortization	22,257	24,200	1,846,859
Forgiveness of debt	(94,759)	-	(94,759)
Stock options issued for services	110,036	-	110,036
Stock-based compensation	68,527	57,612	360,510
Change in operating assets & liabilities
Decrease in inventory	-	14,703	-
(Increase) decrease in prepaid expenses	(2,119)	1,299	(2,119)
(Increase) decrease in deposits	-	2,691	(2,248)
Increase in accounts payable and accrued expenses	154,203	238,232	715,013
Increase in accrued interest	65,560	104,560	226,943
Decrease in customer deposit	(16,000)	(2,950)	-
Net Cash Used in Operating Activities	(434,918)	(211,413)	(1,875,616)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	-	(50,000)
Purchase of equipment	-	-	(110,072)
Purchase of patent	-	-	(750,083)
Net Cash Used in Investing Activities	-	-	(910,155)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	25,000	525,000
Proceeds from loans payable – related party	19,900	-	119,900
Payments of loans payable – related party	(119,900)	-	(119,900)
Proceeds from issuance of common stock	1,132,500	175,000	2,872,500
Net Cash Provided by Financing Activities	1,032,500	200,000	3,397,500

Change in cash and cash equivalents during the period	597,578	(11,413)	611,729
Cash and cash equivalents, beginning of the period	14,147	25,560	-
Cash and cash equivalents, end of the period	$611,729	$14,147	$611,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$16,827	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock options issued for services recorded as prepaid expense	$74,160	$0	$74,160

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting
The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. The Company is currently a development stage enterprise. All losses accumulated since the inception of the business have been considered as part of its development stage activities.

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
APRIL 30, 2011

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

Fair Value of Financial Instruments
The Company's financial instrument consists of prepaid expenses, deposits, investments, customer deposits, accounts payable and accrued expenses, accrued interest, loans payable and loans payable to a related party.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

Basic and Diluted Earnings (Loss) Per Share
Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.01 and $0.01 for the years ended April 30, 2011 and 2010 respectively.

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of April 30, 2011, management evaluated subsequent events through the date that such financial statements were issued.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

Recent Accounting Pronouncements
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

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2010, the company had recorded $50,000 in investment. During the year ended April 30, 2011, the water treatment devise was determined to be no longer usable and has been fully impaired. As of April 30, 2011, the investment carrying cost is $0.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2011 and 2010:

	2011	2010
Automobile	$33,776	$33,776
Demonstration equipment	48,934	48,934
Computer equipment	11,807	11,807
Total Cost	94,517	94,517
Less: Accumulated depreciation	(65,157)	(42,900)
Property and equipment, net	$29,360	$51,617

Depreciation expense was $22,257 and $24,200 for the years ended April 30, 2011 and 2010.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 5. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement. The term of this loan has been extended to August 11, 2012. Accrued interest related to this loan is $216,019 as of April 30, 2011.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company. The term of this loan has been extended to September 6, 2011. Accrued interest related to this loan is $8,132 as of April 30, 2011.

Total interest expense on the above loans was $78,750 for the year ended April 30, 2011.

NOTE 6. LOANS PAYABLE – RELATED PARTY

During the year ended April 30, 2010, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at an interest rate of 15% per year. This loan has been repaid. Accrued interest related to this loan is $2,792 as of April 30, 2011. All other accrued interest related to this loan was repaid during the year ended April 30, 2011.

The Company had also borrowed $75,000 from the officer during prior period. The loans were unsecured, bore 10% interest and were due on February 27, 2011. The loans were paid back in full including all accrued interest during the year ended April 30, 2011. The balance of the loans was $0 as of April 30, 2011.

The officer also loaned the company $19,900 to help fund operations in June 2010. The entire amount was repaid in July 2010. The loan was unsecured, non-interest bearing and due on demand.

Total interest expense for the related party loans was $3,637 for the year ended April 30, 2011.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to April 30, 2011 of $17,569,754 and has negative working capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

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

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 8. STOCKHOLDERS’ DEFICIT (CONTINUED)

Authorized (continued)
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

Issued and Outstanding
On March 1, 2010, the Company issued 3,500,000 shares of common stock at $0.05 per share for total proceeds of $175,000.

On August 10, 2010, the Company issued 3,400,000 shares of common stock at $0.15 per share for total proceeds of $510,000.

On January 6, 2011, the Company issued 2,000,000 shares of common stock at $0.15 per share for total proceeds of $300,000.

On January 18, 2011, the Company issued 2,000,000 shares of common stock at $0.15 per share for total proceeds of $300,000.

On March 31, 2011, the Company issued 150,000 shares of common stock at $0.15 per share for total proceeds of $300,000.

Stock Options and Stock-Based Compensation
On September 15, 2010, the Company granted 6,000,000 options at an exercise price of $0.15.

2,000,000 options were issued to an employee and valued at $81,025 using the Black-Scholes model. Stock-based compensation totaling $25,320 was recognized in the current fiscal year. Unrecognized expense of $55,705 will be recognized over the remainder of the 24 month vesting period.

4,000,000 options were issued to two consultants. 2,000,000 of the options were valued at $81,025 using the Black-Scholes model, and were expensed in the current fiscal year as they immediately vested. The remaining 2,000,000 options were valued at $81,025 using the Black-Scholes model, and are being expensed over the term of the consulting agreements. $25,320 was expensed in the current fiscal year, and the remaining $55,705 was recognized as Prepaid Consulting Fees and will be amortized over the remaining contract term. The term of both consulting agreements is 24 months.

On January 10, 2011, the Company granted 450,000 options with an exercise price of $0.15, valued at $22,146 using the Black-Scholes model to two consultants for management and marketing services. The options are being expensed over the terms of the consulting agreements. $3,691 was expensed in the current year, and the remaining $18,455 was recognized as Prepaid Consulting Fees and will be amortized over the remaining contract term. The term of both agreements is 24 months.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 8. STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options and Stock-Based Compensation (continued)
The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock-based compensation is as follows:

Exercise price	$0.15
Risk free interest rate	1.4%-4.25%
Expected dividend yield	0%
Volatility	58-140%
Expected life of options	5 years

NOTE 9. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2010, the Company also entered into a loan agreement with an officer of the Company, whereby, the Company borrowed $25,000 at an interest rate of 15% per year. This loan has been repaid. Accrued interest related to this loan is $2,792 as of April 30, 2011. All other accrued interest related to this loan was repaid during the year ended April 30, 2011.

The Company had also borrowed $75,000 from the officer during prior period. The loans were unsecured, bore 10% interest and were due on February 27, 2011. The loans were paid back in full including all accrued interest during the year ended April 30, 2011. The balance of the loans was $0 as of April 30, 2011.

The officer also loaned the company $19,900 to help fund operations in June 2010. The entire amount was repaid in July 2010. The loan was unsecured, non-interest bearing and due on demand.

Total interest expense for the related party loans was $3,637 for the year ended April 30, 2011.

The Company had consulting agreements with two related parties during the year ended April 30, 2011.

The total consulting expense for the related parties was $104,400 for the year ended April 30, 2011.

One of the consultants is due $206,000 for consulting expenses since inception which is included in accounts payable and accrued expenses. The other consultant forgave a balance of $64,623 during the year ended April 30, 2011 and is due $0 as of April 30, 2011.

NOTE 10. FORGIVENESS OF DEBT

During the year ended April 30, 2011, the Company negotiated the forgiveness of accrued expenses totaling $94,759. Of that amount, $64,623 had been due to a related party. See Note 9.

BIOSHAFT WATER TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 11. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the twelve months ended April 30:

April 30, 2012	$24,692
2013	24,692
2014	326
Total	$49,710

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of April 30, 2011, our company’s internal control over financial reporting was effective.

Change In Internal Control Over Financial Reporting

We made some changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We contracted with with SRA Real Estate Services, Inc. represented by its president

Sam Ariss, who is acting as our Vice President of Finance since October, 2010, to institute an internal financial management system and standardize the financial reporting and controls.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Hassan Hans Bedreddine	President, Chief Executive Officer and Director	59	September 18, 1007

Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	62	August 14, 2007

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.         A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.         Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.         Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.         Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.         Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.         Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.         Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.         Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2011 and 2010; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Hans Bedreddine President and Chief Executive Officer	2011 2010	90,000 90,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	90,000 90,000
Imad Kamel Yassine Chief Operating Officer	2011 2010	90,000 90,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	90,000 90,000

Stock Options/SAR Grants

During the period from inception (March 8, 2006) to April 30, 2011, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2011 or April 30, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2011.

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

The following table sets forth, as of August 15,2011 , certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class
Hassan Hans Bedreddine	27,000,000	26.7%
Imad Kamel Yassine	18,000,000	17.8%

All Officers and Directors As a Group	45,000,000	44.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 12, 2011. As of August 12, 2011, there were 101,050,000 shares of our company’s common stock issued and outstanding.

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

Item 14.         Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2011 and for fiscal year ended April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2011 ($)	2010 ($)
Audit Fees	11,500	11,000
Audit Related Fees	9,000	9,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	20,500	20,000

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

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.4	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Hassan Hans Badreddine
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 29, 2011

Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and	July 29, 2011
Director
Hassan Hans Badreddine

	Chief Operating Officer, Chief Financial	July 29, 2011
Officer, Secretary, Treasurer and
Director
Imad Kamel Yassine