Form 10-Q
period 2011-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2011-09-19
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

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
101,716,000 common shares issued and outstanding as of September 18, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended July 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

TABLE OF CONTENTS

JULY 31, 2011

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS (UNAUDITED)
AS OF JULY 31, 2011 AND APRIL 30, 2011

	July 31,	April 30,
	2011	2011
ASSETS
Current assets :
Cash and cash equivalents	$707,342	$611,729
Prepaid expenses	61,265	76,279

Total Current Assets	768,607	688,008

Property and equipment, net	30,015	29,360

Other assets :
Deposits	2,248	2,248

Total Assets	$800,870	$719,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Customer deposit	$108,680	$-
Accounts payable and accrued expenses	601,507	620,254
Accrued interest	254,924	226,943
Loans payable	25,000	25,000
Total current liabilities	990,111	872,197

Long-term debt	500,000	500,000

Total liabilities	1,490,111	1,372,197

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 101,716,000 and 101,050,000 issued and outstanding, respectively	101,716	101,050
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,925,585	16,816,123
Deficit accumulated during the development stage	(17,716,542)	(17,569,754)
Total Stockholders’ Deficit	(689,241)	(652,581)

Total Liabilities and Stockholders' Deficit	$800,870	$719,616

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

	Three	Three	From
	months	months	Inception
	ended	ended	(March 6,
	July 31,	July 31,	2008) to
	2011	2010	July 31, 2011

NET REVENUE	$3,200	$-	$98,200
COST OF SALES	-	-	68,132

GROSS PROFIT	3,200	-	30,068

OPERATING EXPENSES
Depreciation and amortization	2,496	6,277	1,849,355
Impairment of assets	-	-	12,533,903
General and administrative	124,280	72,297	2,834,118
Stock-based compensation	10,128	14,403	370,639
TOTAL OPERATING EXPENSES	136,804	92,977	17,588,015

LOSS FROM OPERATIONS	(133,704)	(92,977)	(17,557,947)

OTHER INCOME (EXPENSE)
Other income	-	-	7,200
Interest income (expense), net	(13,084)	(15,406)	(260,554)
Forgiveness of debt	-	-	94,759
TOTAL OTHER INCOME (EXPENSE)	(13,084)	(15,406)	(158,595)

NET LOSS	$(146,788)	$(108,383)	$(17,716,542)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,259,935	90,000,000

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF JULY 31, 2011

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders’
	Common Stock		Paid	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficit)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services			184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	101,050	16,816,123	(17,569,754)	(652,581)

Stock issued for cash	666,000	666	99,334		100,000
Stock-based compensation			10,128		10,128
Net loss for the period				(146,788)	(146,788)

Balance, July 31, 2011	101,716,000	$101,716	$16,925,585	$(17,716,542)	$(689,241)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

	Three	Three
	months	months
	ended	ended
	July 31,	July 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(146,788)	$(108,383)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Depreciation and amortization	2,496	6,277
Stock-based compensation	10,128	14,403
Change in operating assets & liabilities
Decrease in prepaid expenses	15,014	0
Increase (decrease) in accounts payable and accrued expenses	(3,999)	60,430
Increase in accrued interest	13,233	0
Increase in customer deposit	108,680	0
Net Cash Used in Operating Activities	(1,236)	(27,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,151)	0
Net Cash Used in Investing Activities	(3,151)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received	0	510,000
Proceeds from issuance of common stock	100,000	0
Net Cash Provided by Financing Activities	100,000	510,000

Change in cash and cash equivalents during the period	95,613	482,727
Cash and cash equivalents, beginning of the period	611,729	14,147
Cash and cash equivalents, end of the period	$707,342	$496,874

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0	$0
Cash paid for interest	$16,827	$0

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006. The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting
The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. The Company has adopted an April 30 year end.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended April 30, 2011. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Development Stage in Prior Periods
Bioshaft Water Technology, Inc. was in the development stage from March 8, 2006 (date of inception) through April 30, 2011. The period ending July 31, 2011 is the first during which the Company is considered an operating company and is no longer in the development stage.

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

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

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

Basic and Diluted Earnings (Loss) Per Share
Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.001 and $0.00 for the three months ended July 31, 2011 and 2010 respectively.

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of July 31, 2011, management evaluated subsequent events through the date that such financial statements were issued.

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

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

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2010, the company had recorded $50,000 in investment. During the year ended April 30, 2011, the water treatment devise was determined to be no longer usable and has been fully impaired. As of July 31, 2011, the investment carrying cost is $Nil.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2011 and 2010:

	July 31, 2011	April 30, 2011
Automobile	$33,775	$33,776
Demonstration equipment	50,125	48,934
Computer equipment	13,768	11,807
Total Cost	97,668	94,517
Less: Accumulated depreciation	(67,653)	(65,157)
Property and equipment, net	$30,015	$29,360

Depreciation expense was $2,496 and $6,277 for the three months ended July 31, 2011 and 2010.

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 5. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement. The term of this loan has been extended to August 11, 2012. Accrued interest related to this loan is $216,019 as of April 30, 2011.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company. The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $8,132 as of April 30, 2011.

Total interest expense on the above loans was $13,084 for the three months ended July 31, 2011.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to July 31, 2011 of $17,716,442 and has negative working capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

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

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 7. STOCKHOLDERS’ DEFICIT (CONTINUED)

Issued and Outstanding(continued)
On January 6, 2011, the Company issued 2,000,000 shares of common stock at $0.15 per share for total proceeds of $300,000.

On January 18, 2011, the Company issued 2,000,000 shares of common stock at $0.15 per share for total proceeds of $300,000.

On March 31, 2011, the Company issued 150,000 shares of common stock at $0.15 per share for total proceeds of $300,000.

On June 22, 2011, the Company issued 333,333 shares of common stock at $0.15 per share for total proceeds of $50,000.

On July 2, 2011, the Company issued 333,333 shares of common stock at $0.15 per share for total proceeds of $50,000.

Stock Options and Stock-Based Compensation
On September 15, 2010, the Company granted 6,000,000 options at an exercise price of $0.15.

2,000,000 options were issued to an employee and valued at $81,025 using the Black-Scholes model. Stock-based compensation totaling $10,128 was recognized in the current fiscal period. Unrecognized expense of $45,577 will be recognized over the remainder of the 24 month vesting period.

4,000,000 options were issued to two consultants. 2,000,000 of the options were valued at $81,025 using the Black-Scholes model, and were expensed in the current fiscal year as they immediately vested. The remaining 2,000,000 options were valued at $81,025 using the Black-Scholes model, and are being expensed over the term of the consulting agreements. $12,896 was expensed in the current fiscal period, and the remaining $42,809 was recognized as Prepaid Consulting Fees and will be amortized over the remaining contract term. The term of both consulting agreements is 24 months.

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

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 8. RELATED PARTY TRANSACTIONS

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

NOTE 10. INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2011 and December 31, 2010 are as follows:

	July 31,	April 30,
	2011	2011
Deferred tax asset attributable to:
Net operating losses carried forward	$3,897,639	$3,885,146
Valuation allowance	(3,897,639)	(3,885,146)
Total net deferred tax asset	$-	$-

Bioshaft follows Statement of Financial Accounting Standards Number 109 (SFAS 109) (ASC 740-10), “Accounting for Income Taxes.” SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $3,897,639 at July 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At July 31, 2011, the Company had net operating loss carry-forwards amounting to approximately $17,716,542 that expire in various amounts through 2031 in the U.S.

BIOSHAFT WATER TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 16, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Bioshaft Water Technology, Inc., a Nevada corporation, unless otherwise indicated.

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

Effective September 28, 2007, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.".

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

On November 11, 2008 and pursuant to the agreement with Rapid Impact, our company installed a 140 m3/day (37,000 GPD) pilot plant in Al Nakheel, Dubai. Also, another pilot plant was installed for the same group in Sharja, UAE.

We appointed Water Masters as a distributor in Saudi Arabia. On June 25, 2009, Water Masters sold a 30 m3/ day (7,920 GPD) Bioshaft plant for installation in Jeddah, Saudi Arabia. Also, a purchase order for a 15m3/day (3,960 GPD) plant was received on February 14, 2011. The plant is to be installed at the Musallam Villa.

  Continued monitoring of tests of our plants' performance showed consistency results with superior effluent quality (below 10 PPM) and no sludge withdrawal. The demo plant with a capacity of 140 m3/day (37,000 GPD) that was installed at al Nakheel project-Dubai showed such results since it's installation in November 2008. Furthermore, this plant showed superior results since it was re-installed at Sharja municipality on March 2009.
  A purchase order for a 500 m3/day (132,100 GPD) sewage treatment plant upgrade was received after the approval by the ministry of Public Works in Bahrain. This project has a potential for additional 15 plants to be upgraded with BioShaft Technology.
  BioShaft Technology was specified by the ministry of defense in Saudi Arabia in a tender for a 14,000 M3/DAY (3,700,000 GPD) plant. We are waiting for the purchase order through Wettico, our partner, the largest waste water treatment contractor in Saudi Arabia, to start drafting the contract.

Our BioShaft Technology was approved by several utility companies such as Marafic, the largest utility company in Saudi Arabia. Our company completed a bid for a 15,000 m3/day (4,000,000 GPD) plant for Al Jubail, part of the Royal commission in Saudi Arabia. This is one of the opportunities for our company to break into the larger size municipal and utility sewage treatment plants' market.

On March 6, 2010 we signed a teaming agreement with Zuheir Zahran & Co, a development company based in Jeddah, Saudi Arabia. The agreement provided our company with an experienced and established business developer to immediately pursue and implement our business plan in the Saudi Arabian and the gulf market. This teaming agreement boosted sales orders and qualified our company to bid for large size plants and provided the recognition of BioShaft Technology by government agencies and design engineering firms. Some of these highlights are:

  May, 2010 we installed a 50 m3/day (13,210 GPD) plant at a residential complex in Jeddah, Saudi Arabia. Tests results were consistent and satisfactory for over a year of operation with superior effluent quality and no sludge production or extraction.
  BioShaft Technology was approved for a 2,000 m3/day (528,400 GPD) plant from the City of Jazan, Saudi Arabia, ministry of water and electricity. Several other approvals are being formalized for high rise tower projects in Jeddah, Saudi Arabia where minimum footprint is a great advantage.
  Our company participated in Jeddah water and environmental exhibition under Juffali's umbrella. Juffali is the largest company representing large international water and wastewater companies.
  A 60 m3/day (15,852 GPD) plant is under construction in a Jeddah commercial center. Another 60 m3/day (15,852 GPD) was approved on February 21, 2011 serving Al-Rai pharmaceutical industrial plant at Jeddah's industrial area.
  Our company completed the sales and installation of a 30 m3/ day (7,920 GPD) plant in Jeddah –Saudi Arabia through the appointed distributor Water Masters. Two other plants serving residential facilities were sold to Water Masters. A 30m3/day (7.920 GPD) on November 3, 2010 and a 15m3/day (3,960 GPD) on February 12, 2010. Both plants are under construction.

Our pipeline is full with many other serious quotes and proposal activity has increased significantly for the whole Middle East region. Our company and Canadian Environmental Consulting are in process of signing a consulting agreement, a non-disclosure agreement and a stock option agreement to be effective as of August 15, 2011. As such, these agreements replace all further actions stipulated in the previously signed agreements between our company and Bashar Amin related, to these subjects, as of August 14, 2011.

As a result of the new agreements between our company and Canadian Environmental Consulting, Bashar Amin’s entitlement for stock options is accumulated from August 1, 2010 up to August 14, 2011. Accordingly, Mr. Bashar Amin is entitled to exercising his total accumulation of stocks in accordance with the stock option agreement dated August 1, 2010. Further stock entitlements by Canadian Environmental Consulting are in accordance with the new agreement effective as of August 15, 2011.

On July 5, 2011 we entered into a consulting agreement with Walter Zurawick to provide marketing, sales and business development for our company, with an effective date of August 1, 2011. As compensation we paid Mr. Zurawick $14,000 on execution of the agreement and will pay $14,000 every 30 days afterward for consulting services rendered on our company’s behalf. Additionally Mr. Zurawick will receive commission of 3% of gross profit margin on sales as well as pre-approved expenses of up to $48,000 per year for travel expenses and $5,000 per year for marketing and literature. The term of the agreement is through July 31, 2013.

On August 1, 2011, we entered into a stock option agreement with Water Zurawick for an option to acquire 200,000 common stock of our company at an exercise price of $0.15 per share for a period of five years. The option shall vest at 8,333 shares per month over 24 months on each monthly anniversary of the stock option agreement.

Results of Operations

Three Months Summary

	Three Months Ended
	July 31,
	2011		2010
Gross Margin	$3,200	$	Nil
Operating Expenses	136,804		92,977
Other Income (Expense)	(13,084)		(15,406)

Net Loss	$(146,788)		$(108,383)

Revenue

We have earned $98,200 of revenue from inception, and $3,200 revenues, during three month period ended July 31, 2011 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	July 31,
	2011	2010
General and Administrative	$124,280	$72,297
Depreciation and amortization	2,496	6,277
Stock based compensation expense	10,128	14,403
Net Loss from operations	$(136,804)	$(92,977)

Total operating expenses during the three months ended January 31, 2011 increased as compared to the comparative period in 2010 due to increased general and administrative expenses.

Liquidity and Financial Condition

Working Capital

As of July 31, 2011, our total current assets were $768,607 and our total current liabilities were $990,111 and we had a working capital deficit of $221,506.

	July 31,	April 30,
	2011	2011
Current assets	$768,607	$688,008
Current liabilities	990,111	872,197
Working capital deficiency	$(221,506)	$(184,189)

Cash Flows

	Three Months Ended
	July 31,
	2011	2010
Net cash flows used in operating activities	$(1,236)	$(27,273)
Net cash flows used in investing activities	(3,151)	Nil
Net cash flows provided by financing activities	100,000	510,000
Net increase (decrease) in cash during period	$95,613	$496,874

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC" ), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K filed with the SEC as of and for the period ended April 30, 2011. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (ASC 718). SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, "Accounting for Stock-Based Compensation," (2) supersedes Accounting Principles Bulletin ("APB" ) Opinion No. 25, "Accounting for Stock Issued to Employees," and (3) establishes fair value as the measurement objective for share-based payment transactions. Our company is following the provisions of SFAS No. 123R and has recorded compensation expenses related to the granting of stock options to employees.

Income Taxes

Our company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of our company's ability to utilize the loss carry-forward.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128 or ASC 260), "Earnings per share" . SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.00 and $0.00 for the three months ended July 31, 2011 and 2010 respectively.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events" . Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on our company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-

10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

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

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

From inception to July 31, 2011, we have incurred aggregate net losses of $17,716,542 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

10.4	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.5	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.6	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.7	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.8	License Agreement dated February 14, 2008 between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.9	Draft Project Construction Contract between our company and FPS International (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.10	Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

Exhibit	Description
Number

10.11	General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated from our Quarterly Report filed on September 12, 2008)

10.12*	Teaming Agreement dated March 6, 2010 between our company and Zuheir Zahran & Co.

10.13	Form of Regulation S Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 17, 2010)

10.14*	Consulting Agreement made as of July 5, 2011 between our company and Walter Zurawick

10.15*	Stock Option Agreement made as of August 2, 2011 between our company and Walter Zurawick

10.16*	Consulting Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting.

10.17*	Non-Disclosure Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting .

10.18*	Stock Option Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting .

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 18, 2011	“Hassan Hans Badreddine”
Hassan Hans Badreddine
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 18, 2011	“Imad Kamel Yassine”
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)