Form 10-Q
period 2011-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2011-12-15
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________________

Commission File Number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Orchard Road, # 220, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

(949) 748-8050
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

101,716,000 common shares issued and outstanding as of December 15, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

TABLE OF CONTENTS

OCTOBER 31, 2011

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2011 AND APRIL 30, 2011

	October 31, 2011	April 30, 2011
ASSETS
Current assets :
Cash and cash equivalents	$ 178,641	$ 611,729
Accounts receivable	104,337	-
Loan receivable - related party	315,000	-
Prepaid expenses	61,265	76,279

Total Current Assets	659,243	688,008

Property and equipment, net	28,929	29,360

Other assets :
Accounts receivable	180,503	-
Deposits	2,248	2,248

Total Other Assets	182,751	2,248

Total Assets	$ 870,923	$ 719,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$ 672,398	$ 620,254
Accrued interest	254,924	226,943
Loans payable	25,000	25,000
Total current liabilities	952,322	872,197

Long-term debt	500,000	500,000

Total liabilities	1,452,322	1,372,197

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 101,716,000 and 101,050,000 issued and outstanding, respectively	101,716	101,050
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,946,405	16,816,123
Accumulated deficit	(17,629,520)	(17,569,754)
Total Stockholders’ Deficit	(581,399)	(652,581)

Total Liabilities and Stockholders' Deficit	$ 870,923	$ 719,616

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

	Three months ended October 31, 2011	Three months ended October 31, 2010	Six months ended October 31, 2011	Six months ended October 31, 2010

NET REVENUE	$ 493,520	$ -	$ 496,720	$ -
COST OF SALES	134,337	-	134,337	-

GROSS PROFIT	359,183	-	362,383	-

OPERATING EXPENSES
Depreciation and amortization	2,496	6,276	4,992	12,553
Impairment of assets	-	-	-	-
General and administrative	249,152	186,993	373,432	259,300
Stock-based compensation	20,820	82,713	30,948	97,116
TOTAL OPERATING EXPENSES	272,468	275,982	409,372	368,969

INCOME (LOSS) FROM OPERATIONS	86,715	(275,982)	(46,989)	(368,969)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest income (expense), net	(307)	(28,878)	(12,777)	(44,283)
Forgiveness of debt	-	208,981	-	208,981
TOTAL OTHER INCOME (EXPENSE)	(307)	180,103	(12,777)	164,698

NET LOSS	$ 86,408	$ (95,879)	$ (59,766)	$ (204,271)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,716,000	96,530,435	101,506,521	95,015,217

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

AS OF OCTOBER 31, 2011

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services			184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	101,050	16,816,123	(17,569,754)	(652,581)

Stock issued for cash	666,000	666	99,334		100,000
Stock-based compensation			30,948		30,948
Net loss for the period				(59,766)	(59,766)

Balance, October 31, 2011	101,716,000	$ 101,716	$ 16,946,405	$(17,629,520)	$ (581,399)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

	Six months ended October 31, 2011	Six months ended October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (59,766)	$ (204,271)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Depreciation and amortization	4,992	12,533
Forgiveness of debt	-	(208,981)
Stock-based compensation	30,948	97,116
Change in operating assets & liabilities
(Increase) in accounts receivable	(284,840)	-
Decrease in prepaid expenses	15,014	-
Increase in accounts payable and accrued expenses	52,144	156,229
Increase in accrued interest	27,981	-
Net Cash Used in Operating Activities	(213,527)	(147,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,561)	-
Net Cash Used in Investing Activities	(4,561)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable - related party	(315,000)	(100,000)
Proceeds from issuance of common stock	100,000	510,000
Net Cash Provided by Financing Activities	(215,000)	410,000

Change in cash and cash equivalents during the period	(433,088)	262,646
Cash and cash equivalents, beginning of the period	611,729	14,147
Cash and cash equivalents, end of the period	$ 178,641	$ 276,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	$ 16,827	-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Development Stage in Prior Periods

Bioshaft Water Technology, Inc. was in the development stage from March 8, 2006 (date of inception) through April 30, 2011. The period ending October 31, 2011 is the first during which the Company is considered an operating company and is no longer in the development stage.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

Fair Value of Financial Instruments

The Company's financial instrument consists of receivables, prepaid expenses, deposits, investments, customer deposits, accounts payable and accrued expenses, accrued interest, loans payable and loans payable to a related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended April 30, 2010 did not have a significant effect on the Company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of October 31, 2011, management evaluated subsequent events through the date that such financial statements were issued.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2010, the company had recorded $50,000 in investment.  During the year ended April 30, 2011, the water treatment devise was determined to be no longer usable and has been fully impaired.  As of October 31, 2011, the investment carrying cost is $Nil.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts.  Receivables are written off when they are determined to be uncollectible. At October 31, 2011, the Company had entered into an installment agreement with a customer that provides for a total of $250,000, plus interest at a rate of eighteen percent (18%) per annum on the unpaid principal balance, to be repaid in 42 monthly payments of various amounts.  The agreement is secured by the waste water treatment system that the customer acquired from the Company. At October 31, 2011, $180,503 of the $250,000 total was long-term and $69,497 is included in current accounts receivable. At October 31, 2011, management believed that 100% of the accounts receivable amounts are collectable.

NOTE 5.  LOAN RECEIVABLE - RELATED PARTY

On October 13, 2011, the Company’s Board of Directors approved a loan to an officer and director of the company in the principal amount of $315,000. The loan is to be repaid in installments or in full at any time before October 30, 2012 and can be extended for twelve months if all parties concerned agree to an extension.The unpaid balance of the loan is subject to interest at a rate of ten percent (10%) per annum.  The loan is secured by the outstanding balance of unpaid salary owed to the officer/director.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Automobile	$ 33,775	$ 33,776
Demonstration equipment	50,125	48,934
Computer equipment	15,176	11,807
Total Cost	99,076	94,517
Less: Accumulated depreciation	(70,147)	(65,157)
Property and equipment, net	$ 28,929	$ 29,360

Depreciation expense was $4,992 and $12,553 for the six months ended October 31, 2011 and 2010.

NOTE 7. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement.  The term of this loan has been extended to August 11, 2012. Accrued interest related to this loan is $216,019 as of April 30, 2011.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 7. LOANS PAYABLE (CONTINUED)

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company.  The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $8,132 as of April 30, 2011.

Total interest expense on the above loans was $13,084 for the six months ended October 31, 2011.

NOTE 8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception to October 31, 2011 of approximately $17,630,000 and has negative working capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 9. STOCKHOLDERS’ DEFICIT (CONTINUED)

Authorized (continued)

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

On March 31, 2011, the Company issued 150,000 shares of common stock at $0.15 per share for total proceeds of $22,500.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 9. STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 10.  RELATED PARTY TRANSACTIONS

One of the consultants is due $251,000 for consulting expenses since inception which is included in accounts payable and accrued expenses. Also, see Note 5.

NOTE 11. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the twelve months ended April 30:

April 30, 2012	$ 24,692
2013	24,692
2014	326
Total	$ 49,710

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 12. INCOME TAXES

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at October 31, 2011 and April 30, 2011 are as follows:

	October 31, 2011	April 30, 2011
Deferred tax asset attributable to:
Net operating losses carried forward	$ 3,873,914	$3,885,146
Valuation allowance	(3,873,914)	(3,885,146)
Total net deferred tax asset	$ -	$ -

Bioshaft follows Statement of Financial Accounting Standards Number 109 (SFAS 109) (ASC 740-10), “Accounting for Income Taxes.” SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance of $3,873,914 at October 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At October 31, 2011, the Company had net operating loss carry-forwards amounting to approximately $17,630,000 that expire in various amounts through 2031 in the U.S.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 8, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Our principal executive offices are located at 1 Orchard Road, # 220, Lake Forest CA, 92630 and our telephone number is (949) 748-8050.

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

Effective September 28, 2007, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.".

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing domestic waste water treatment plant systems, using our patented Hans BioShaft unit - the Hans BioShaft System.

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

•

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

•

A purchase order for a 500 m3/day (132,100 GPD) sewage treatment plant upgrade was received after the approval by the ministry of Public Works in Bahrain. This project has a potential for additional 15 plants to be upgraded with BioShaft Technology.

•

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

•

May, 2010 we installed a 50 m3/day (13,210 GPD) plant at a residential complex in Jeddah, Saudi Arabia. Tests results were consistent and satisfactory for over a year of operation with superior effluent quality and no sludge production or extraction.

•

BioShaft Technology was approved for a 2,000 m3/day (528,400 GPD) plant from the City of Jazan, Saudi Arabia, ministry of water and electricity. Several other approvals are being formalized for high rise tower projects in Jeddah, Saudi Arabia where minimum footprint is a great advantage.

•

Our company participated in Jeddah water and environmental exhibition under Juffali's umbrella. Juffali is the largest company representing large international water and wastewater companies.

•

A 60 m3/day (15,852 GPD) plant is under construction in a Jeddah commercial center. Another 60 m3/day (15,852 GPD) was approved on February 21, 2011 serving Al-Rai pharmaceutical industrial plant at Jeddah's industrial area.

•

Our company completed the sales and installation of a 30 m3/ day (7,920 GPD) plant in Jeddah -Saudi Arabia through the appointed distributor Water Masters. Two other plants serving residential facilities were sold to Water Masters. A 30m3/day (7.920 GPD) on November 3, 2010 and a 15m3/day (3,960 GPD) on February 12, 2010. Both plants are under construction.  Both plants are awaiting delivery to their corresponding site and installation.

•

Four more plants were sold to Water Masters, Jeddah, SA for residential complex applications in the Kingdom of Saudi Arabia. A 500 m3/day (134,000 GPD) concrete above ground plant is under construction. A 200 m3/day (52,800 GPD) packaged steel plant was fully installed on site and is awaiting client’s approval for startup after their completion of the residential development. Another 170 m3/day (44,900 GPD) packaged container plant was received from vendor and is being prepared for shipment to the site for installation. Also, a 100 m3/day (26,400 GPD) domestic container above ground plant was installed and is in process of being released to the end user.

•

Bioshaft is proud to announce that Mr. Walter Zurawick, VP of Business Development, secured the sale of its first plant for industrial application for a new brewery in Texas, USA. The 36 m3/day (9,600 GPD) containerized plant is in process of being shipped to the site for installation.

•

Bioshaft sold another containerized 15 m3/day (3,963 GPD) for testing at an industrial application in Japan.

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

Results of Operations

Three Months Summary

	Three Months Ended
	October 31,
	2011		2010
Gross Margin	$359,183	$	Nil
Operating Expenses	272,468		275,982
Other Income (Expense)	(307)		180,103

Net Income (Loss)	$86,408		$(95,879)

Six Months Summary

	Six Months Ended
	October 31,
	2011		2010
Gross Margin	$362,383	$	Nil
Operating Expenses	409,372		368,969
Other Income (Expense)	(12,777)		164,698

Net Loss	$(59,766)		$(204,271)

Revenue

We have earned $591,720 of revenue from inception, and $493,520 and $496,720 revenues respectively, during three and six month periods ended October 31, 2011 as we enter into an agreement(s) with customers for the sale of our products.

Expenses

	Three Months Ended
	October 31,
	2011	2010
Depreciation and amortization	$2,496	$6,276
General and Administrative	249,152	186,993
Stock based compensation expense	20,820	82,713
Net Income (Loss) from operations	$86,715	$(275,982)

	Six Months Ended
	October 31,
	2011	2010
Depreciation and amortization	$4,992	$12,553
General and Administrative	373,432	259,300
Stock based compensation expense	30,948	97,116
Net Loss from operations	$(46,989))	$(368,969)

Total operating expenses during the three months ended October 31, 2011 decreased as compared to the comparative period in 2010 due to a decrease in depreciation and amortization and stock-based compensation.

Total operating expenses during the six months ended October 31, 2011 increased as compared to the comparative period in 2010 due to an increase in general and administrative expenses.

Liquidity and Financial Condition

Working Capital

As of October 31, 2011, our total current assets were $659,243 and our total current liabilities were $952,322 and we had a working capital deficit of $293,079.

	October 31,	April 30,
	2011	2011
Current assets	$659,243	$688,008
Current liabilities	952,322	872,197
Working capital deficiency	$(293,079)	$(184,189)

Cash Flows

	Six Months Ended
	October 31,
	2011	2010
Net cash flows provided by (used in) operating activities	$(213,527)	$(147,354)
Net cash flows provided by (used in) investing activities	(4,561)	Nil
Net cash flows provided by (used in) financing activities	(215,000)	410,000
Net increase (decrease) in cash during period	$(433,088)	$262,646

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

Critical Accounting Policies

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

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. Our company has adopted an April 30 year end.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our company’s Form 10-K filed with the SEC as of and for the period ended April 30, 2011.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Development Stage in Prior Periods

Bioshaft Water Technology, Inc. was in the development stage from March 8, 2006 (date of inception) through April 30, 2011. The period ending October 31, 2011 is the first during which our company is considered an operating company and is no longer in the development stage.

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

Intangible Assets

Our company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144” or “ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” Our company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments

Our company's financial instrument consists of receivables, prepaid expenses, deposits, investments, customer deposits, accounts payable and accrued expenses, accrued interest, loans payable and loans payable to a related party. It is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Income Taxes

Our company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of our company to utilize the loss carry-forward.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended April 30, 2010 did not have a significant effect on our company’s financial statements as of that date. In connection with the preparation of the accompanying financial statements as of October 31, 2011, management evaluated subsequent events through the date that such financial statements were issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We have a history of losses and limited revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to October 31, 2011, we have incurred aggregate net losses of $17,629,520 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and limited revenues raise substantial doubt about our ability to continue as a going concern.

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

Our ability to market and sell our waste water treatment plant system will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

•

support our planned growth and carry out our business plan;

•

protect our intellectual property;

•

hire top quality personnel for all areas of our business;

•

address competing technological and market developments; and

•

market and develop our technologies.

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

We have a history of limited revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have only recently completed our acquisition of the U.K. patent in respect to the Hans BioShaft System and our company has limited operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

If we infringe or are alleged to have infringed another party's patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•

incur substantial monetary damages;

•

encounter significant delays in marketing our waste water treatment plant system;

•

be unable to conduct or participate in the manufacture, use or sale of our waste water treatment plant system;

•

lose patent protection for our inventions and products; or

•

find that our patents are unenforceable, invalid, or have a reduced scope of protection.

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

Our waste water treatment plant system may not achieve market acceptance at a level necessary to enable production at a reasonable cost, to support the required sales and marketing effort, to effectively service and maintain, and to support continuing research and development costs. In addition, our waste water treatment plant system may:

•

be difficult or overly expensive to produce;

•

fail to achieve performance levels expected by customers;

•

have a price level that is unacceptable in our targeted industries; or

•

be precluded from commercialization by the proprietary rights of others or other competitive forces.

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

We face an inherent business risk of exposure to product liability claims in the event that an individual is harmed because of the failure of our products to function properly. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•

decreased demand for our products;

•

injury to our reputation;

•

costs of related litigation;

•

substantial monetary awards to plaintiffs;

•

loss of revenues; and

•

the inability to commercialize our technologies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2011, we issued an aggregate of 666,000 shares of our common stock relate to a private placement at $0.15 per share for total proceeds of $100,000.  All of these shares were issued to two non-US persons pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933.

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

Exhibit Number	Description

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.4	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.5

Loan Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing Co. Ltd.

(incorporated by reference from our Quarterly Report on Form 10-Q filed on September 12, 2008)

10.6

General Security Agreement made as of August 11, 2008 between our company and Premier Financial and Marketing

Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 12, 2008)

10.7*	Teaming Agreement dated March 6, 2010 between our company and Zuheir Zahran & Co.

10.8	Consulting Agreement made as of July 5, 2011 between our company and Walter Zurawick (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.9	Stock Option Agreement made as of August 2, 2011 between our company and Walter Zurawick (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.10	Consulting Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.11

Non-Disclosure Agreement made as of August 15, 2011 between our company and Canadian Environmental

Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

Exhibit Number	Description

10.12

Stock Option Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting

(incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Hassan Hans Badreddine

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

101**	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2011 furnished in XBRL).

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 15, 2011	/s/ Hassan Hans Badreddine
Hassan Hans Badreddine
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 15, 2011	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)