Form 10-K/A
period 2011-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-03-20
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

101,500,000 shares of common stock issued & outstanding as of August 12, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note on Amendment:

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for our year ended April 30, 2011 filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Report”) to amend the following:

1)            report of the Company’s independent accounting firm to include the audit of the Company’s financials for the period from inception (March 8, 2006) to April 30, 2011.

2)            the signature of the current President, Chief Executive Officer and Director (Principal Executive Officer) on this Amendment No. 1 and on the Section 302 and Section 906 Certifications of the Principal Executive Officer.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way and other disclosures made in the Original Report.

TABLE OF CONTENTS

Item 1.	Business	4

Item 1A.	Risk Factors	14

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	21

Item 4.	[Removed and Reserved]	21

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 8.	Financial Statements and Supplementary Data	29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45

Item 9A.	Controls and Procedures	45

Item 9B.	Other Information	46

Item 10.	Directors, Executive Officers and Corporate Governance	46

Item 11.	Executive Compensation	56

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51

Item 13.	Certain Relationships and Related Transactions, and Director Independence	52

Item 14.	Principal Accountants Fees and Services	59

Item 15.	Exhibits, Financial Statement Schedules	53

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
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioshaft Water Technology, Inc.
Lake Forest, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (March 8, 2006) to April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2011 and 2010 and the results of their operations and cash flows for the years then ended and for the period from inception (March 8, 2006) to April 30, 2011, in conformity with accounting principles generally accepted in the United States.

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

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.4	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 14, 2012

/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary,
Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and	March 14, 2012
/s/ Walter J. Zurawick, Jr.	Director
Walter J. Zurawick, Jr.

	Chief Operating Officer, Chief Financial	March 14, 2012
Officer, Secretary, Treasurer and
/s/ Imad Kamel Yassine	Director
Imad Kamel Yassine