Form 10-Q
period 2012-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-03-20
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			January 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52393
BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
Nevada				98-0494003
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1 Orchard Road, # 220, Lake Forest, CA				92630
(Address of principal executive offices)				(Zip Code)
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
101,716,333 common shares issued and outstanding as of March 19, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

TABLE OF CONTENTS

January 31, 2012

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2012 AND APRIL 30, 2011

	January 31, 2012	April 30, 2011
ASSETS
Current assets :
Cash and cash equivalents	$78,344	$611,729
Accounts receivable	300,443	-
Inventory	4,646	-
Loan receivable	215,000	-
Prepaid expenses	71,225	76,279

Total Current Assets	669,658	688,008

Property and equipment, net	26,439	29,360

Other assets :
Deposits	2,248	2,248

Total Assets	$698,345	$719,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$798,014	$620,254
Accrued interest	285,801	226,943
Customer deposits	175,901	-
Loans payable	25,000	25,000
Total current liabilities	1,284,716	872,197

Long-term debt	500,000	500,000

Total liabilities	1,784,716	1,372,197

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 101,716,000 and 101,050,000 issued and outstanding, respectively	101,716	101,050
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	17,017,122	16,816,123
Accumulated deficit	(18,205,209)	(17,569,754)
Total Stockholders’ Deficit	(1,086,371)	(652,581)

Total Liabilities and Stockholders' Deficit	$698,345	$719,616

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

	Three months ended January 31, 2012	Three months ended January 31, 2011	Nine months ended January 31, 2012	Nine months ended January 31, 2011

NET REVENUE	$295,854	$-	$483,440	$-
COST OF SALES	261,508	-	382,701	-

GROSS PROFIT	34,346	-	100,739	-

OPERATING EXPENSES
Depreciation and amortization	2,496	6,276	7,488	18,830
Impairment of assets	-	-	-	-
General and administrative	209,215	104,002	582,647	363,301
Stock-based compensation	70,717	3,453	101,665	100,569
TOTAL OPERATING EXPENSES	282,428	113,731	691,800	482,700

INCOME (LOSS) FROM OPERATIONS	(248,082)	(113,731)	(591,061)	(482,700)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest income (expense), net	(31,617)	(18,904)	(44,394)	(63,187)
Forgiveness of debt	-	-	-	208,981
TOTAL OTHER INCOME (EXPENSE)	(31,617)	(18,904)	(44,394)	145,794

NET LOSS	$(279,699)	$(132,635)	$(635,455)	$(336,906)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,716,000	97,704,348	101,506,521	95,911,954

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

AS OF JANUARY 31, 2012

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services			184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	101,050	16,816,123	(17,569,754)	(652,581)

Stock issued for cash	666,000	666	99,334		100,000
Stock-based compensation			101,665		101,665
Net loss for the period				(635,455)	(635,455)

Balance, January 31, 2012	101,716,000	$ 101,716	$ 17,017,122	$(18,205,371)	$ (1,086,371)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

	Nine months ended January 31, 2012	Nine months ended January 31, 2011
2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(635,455)	$(336,906)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Depreciation and amortization	7,488	18,830
Forgiveness of debt	-	(208,981)
Stock-based compensation	101,665	100,569
Change in operating assets & liabilities
(Increase) in accounts receivable	(300,443)	-
(Increase) in inventory	(4,646)	-
Decrease in prepaid expenses	5,054	(12,020)
Increase in accounts payable and accrued expenses	177,760	115,633
Increase in accrued interest	58,858	-
Increase in customer deposits	175,901	-
Net Cash Used in Operating Activities	(413,818)	(322,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,567)	-
Net Cash Used in Investing Activities	(4,567)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received	-	-
Loan receivable	(215,000)	(100,000)
Proceeds from issuance of common stock	100,000	1,110,000
Net Cash Provided by Financing Activities	(115,000)	1,010,000

Change in cash and cash equivalents during the period	(533,385)	687,125
Cash and cash equivalents, beginning of the period	611,729	14,147
Cash and cash equivalents, end of the period	$78,344	$701,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

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

JANUARY 31, 2012

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

JANUARY 31, 2012

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.001 and $0.00 for the three months ended January 31, 2012 and 2011 respectively.

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

JANUARY 31, 2012

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

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2010, the company had recorded $50,000 in investment.  During the year ended April 30, 2011, the water treatment devise was determined to be no longer usable and has been fully impaired.  As of January 31, 2012, the investment carrying cost is $Nil.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Automobile	$ 33,776	$ 33,776
Demonstration equipment	50,125	48,934
Computer equipment	15,176	11,807
Total Cost	99,077	94,517
Less: Accumulated depreciation	(72,638)	(65,157)
Property and equipment, net	$ 26,439	$ 29,360

Depreciation expense was $7,488 and $18,830 for the nine months ended January 31, 2012 and 2011.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 5. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement.  The term of this loan has been extended to August 11, 2012. Accrued interest related to this loan is $274,932 as of April 30, 2011.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company.  The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $10,869 as of April 30, 2011.

Total interest expense on the above loans was $44,394 for the nine months ended January 31, 2012.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception to January 31, 2012 of $18,205,209 and has negative working capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

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

JANUARY 31, 2012

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

JANUARY 31, 2012

NOTE 8.  RELATED PARTY TRANSACTIONS

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at January 31, 2012 and April 30, 2011 are as follows:

	January 31, 2012	April 30, 2011
Deferred tax asset attributable to:
Net operating losses carried forward	$ 4,005,146	$3,885,146
Valuation allowance	(4,005,146)	(3,885,146)
Total net deferred tax asset	$ -	$ -

Bioshaft follows Statement of Financial Accounting Standards Number 109 (SFAS 109) (ASC 740-10), “Accounting for Income Taxes.” SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance of $4,005,146 at January 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At January 31, 2012, the Company had net operating loss carry-forwards amounting to approximately $18,205,209 that expire in various amounts through 2031 in the U.S.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events to the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

•

Bioshaft is proud to announce it secured the sale of its first plant for industrial application for a new brewery in Texas, USA. The 36 m3/day (9,600 GPD) containerized plant is in process of being shipped to the site for installation in early April 2012.

•

Bioshaft sold another containerized 15 m3/day (3,963 GPD) for testing at an industrial application in Japan. The plant was installed and is running as of February 2012. Bioshaft received a much larger request for quote from the same client for another industrial application in Japan.

On August 1, 2011, we entered into a stock option agreement with Walter Zurawick for an option to acquire 200,000 shares of common stock of our company at an exercise price of $0.15 per share for a period of five years. The option shall vest at 8,333 shares per month over 24 months on each monthly anniversary of the stock option agreement.

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick Jr. whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months.  The employment agreement became effective upon the resignation of Mr. Zurawick’s predecessor, Hassan Hans Badreddine.  As compensation, we have agreed to pay Mr. Zurawick a base salary at an annual rate of US$210,000, pro-rated on a monthly basis.

Results of Operations

Three Months Summary

	Three Months Ended
	January 31,
	2012		2011
Gross Margin	$34,346	$	Nil
Operating Expenses	282,428		113,731
Interest Income (Expense), net	(31,617)		(18,904)

Net Loss	$279,699		$(132,635)

Nine Months Summary

	Nine Months Ended
	January 31,
	2012		2011
Gross Margin	$100,739	$	Nil
Operating Expenses	691,800		482,700
Interest Income (Expense), net	(44,394)		145,794

Net Loss	$(635,455)		$(336,906)

Revenue

We have earned revenue of $295,854 and $483,440, respectively, during three and nine month periods ended January 31, 2012 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	January 31,
	2012	2011
Depreciation and amortization	$2,496	$6,276
General and Administrative	209,215	104,002
Stock based compensation expense	70,717	3,453
Net Loss from operations	$248,082	$(113,731)

	Nine Months Ended
	January 31,
	2012	2011
Depreciation and amortization	$7,488	$18,830
General and Administrative	582,647	363,301
Stock based compensation expense	101,665	100,569
Net Loss from operations	$(591,061)	$(482,700)

Total operating expenses during the three months ended January 31, 2012 increased as compared to the comparative period in 2011 primarily due to an increase in general and administrative expenses and stock-based compensation.

Total operating expenses during the nine months ended January 31, 2012 increased as compared to the comparative period in 2011 primarily due to an increase in general and administrative expenses.

Liquidity and Financial Condition

Working Capital

As of January 31, 2012, our total current assets were $669,658 and our total current liabilities were $1,284,716 and we had a working capital deficit of $615,058.

	January 31,	April 30,
	2012	2011
Current assets	$669,658	$688,008
Current liabilities	1,284,716	872,197
Working capital deficiency	$(615,058)	$(184,189)

Cash Flows

	Nine Months Ended
	January 31,
	2012	2011
Net cash flows provided by (used in) operating activities	$(413,818)	$(322,875)
Net cash flows provided by (used in) investing activities	(4,567)	Nil
Net cash flows provided by (used in) financing activities	(115,000)	1,010,000
Net increase (decrease) in cash during period	$(533,385)	$701,272

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

Development Stage in Prior Periods

Our company was in the development stage from March 8, 2006 (date of inception) through April 30, 2011. The period ending October 31, 2011 is the first during which our company is considered an operating company and is no longer in the development stage.

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

Fair Value of Financial Instruments

Our company's financial instrument consists of prepaid expenses, deposits, investments, customer deposits, accounts payable and accrued expenses, accrued interest, loans payable and loans payable to a related party. It is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128 or ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.001 and $0.00 for the three months ended January 31, 2012 and 2011 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject our company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. Our company places its cash in what it believes to be credit-worthy financial institutions. Our company has a diversified customer base. Our company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Our company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From inception to January 31, 2012, we have incurred aggregate net losses of $18,205,209. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective February 24, 2012, Hassan Hans Badreddine resigned as president, chief executive officer and as director our company.  Mr. Badreddine’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Badreddine’s resignation, we appointed Walter J. Zurawick Jr. as president, chief executive officer and director of our company to fill the ensuing vacancy, effective February 24, 2012.

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

Exhibit Number	Description

(10)	Material Contracts

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

10.7	Teaming Agreement dated March 6, 2010 between our company and Zuheir Zahran & Co.

10.8	Stock Option Agreement made as of August 2, 2011 between our company and Walter Zurawick (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.9	Consulting Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

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

10.12	Employment Agreement made as of February 1, 2012 between our company and Walter J. Zurawick Jr. (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 29, 2012)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

101**	Interactive Data File

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 20, 2012	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 20, 2012	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)