Form 10-Q/A
period 2011-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-04-23
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note:  Our company is filing this Form 10-Q/A for the period ended October 31, 2011 to amend the following:

1) the financial statements and notes to the financial statements as well as related financial information presented this Form 10-Q.

2) the signature of the current President, Chief Executive Officer and Director (Principal Executive Officer) on this Amendment No. 1 and on the Section 302 and Section 906 Certifications of the Principal Executive Officer.

This amended report does not reflect events occurring after the filing of the Form 10-Q on December 15, 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

TABLE OF CONTENTS

OCTOBER 31, 2011

Amended Balance Sheets as of October 31, 2011 and April 30, 2011 (unaudited)	F - 1

Amended Statements of Operations for the three and six months ended October 31, 2011 and 2010 (unaudited)	F - 2

Amended Statement of Stockholders’ Deficit as of October 31, 2011 (unaudited)	F - 3

Amended Statements of Cash Flows for the six months ended October 31, 2011 and 2010 (unaudited)	F - 4

Notes to Amended Financial Statements	F - 5 - F - 14

BIOSHAFT WATER TECHNOLOGY, INC.

AMENDED BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2011 AND APRIL 30, 2011

	October 31, 2011	April 30, 2011
ASSETS
Current assets :
Cash and cash equivalents	$ 178,641	$ 611,729
Accounts receivable	104,337	-
Inventory	13,144	-
Loan receivable - related party	315,000	-
Prepaid expenses	61,265	76,279

Total Current Assets	672,387	688,008

Property and equipment, net	28,929	29,360

Other assets :
Accounts receivable	180,503	-
Deposits	2,248	2,248

Total Other Assets	182,751	2,248

Total Assets	$ 884,067	$ 719,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$ 672,398	$ 620,254
Accrued interest	254,924	226,943
Customer deposits	309,134	-
Loans payable	25,000	25,000
Total current liabilities	1,261,456	872,197

Long-term debt	500,000	500,000

Total liabilities	1,761,456	1,372,197

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 101,716,000 and 101,050,000 issued and outstanding, respectively	101,716	101,050
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,946,405	16,816,123
Deficit accumulated during development stage	(17,925,510)	(17,569,754)
Total Stockholders’ Deficit	(877,389)	(652,581)

Total Liabilities and Stockholders' Deficit	$ 884,067	$ 719,616

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

AMENDED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

	Three months ended October 31, 2011	Three months ended October 31, 2010	Six months ended October 31, 2011	Six months ended October 31, 2010

NET REVENUE	$ 184,386	$ -	$ 187,586	$ -
COST OF SALES	121,193	-	121,193	-

GROSS PROFIT	63,193	-	66,393	-

OPERATING EXPENSES
Depreciation and amortization	2,496	6,276	4,992	12,553
Impairment of assets	-	-	-	-
General and administrative	249,152	186,993	373,432	259,300
Stock-based compensation	20,820	82,713	30,948	97,116
TOTAL OPERATING EXPENSES	272,468	275,982	409,372	368,969

INCOME (LOSS) FROM OPERATIONS	(209,275)	(275,982)	(342,979)	(368,969)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest income (expense), net	(307)	(28,878)	(12,777)	(44,283)
Forgiveness of debt	-	208,981	-	208,981
TOTAL OTHER INCOME (EXPENSE)	(307)	180,103	(12,777)	164,698

NET LOSS	$ (208,968)	$ (95,879)	$ (355,756)	$ (204,271)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,716,000	96,530,435	101,506,521	95,015,217

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

AMENDED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

AS OF OCTOBER 31, 2011

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services			184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	101,050	16,816,123	(17,569,754)	(652,581)

Stock issued for cash	666,000	666	99,334		100,000
Stock-based compensation			30,948		30,948
Net loss for the period				(355,756)	(355,756)

Balance, October 31, 2011	101,716,000	$ 101,716	$ 16,946,405	$(17,925,510)	$ (877,389)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

AMENDED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

	Six months ended October 31, 2011	Six months ended October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (355,756)	$ (204,271)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Depreciation and amortization	4,992	12,533
Forgiveness of debt	-	(208,981)
Stock-based compensation	30,948	97,116
Change in operating assets & liabilities
(Increase) in accounts receivable	(284,840)	-
Decrease in prepaid expenses	15,014	-
(Increase) in inventory	(13,144)	-
Increase in accounts payable and accrued expenses	52,144	156,229
Increase in accrued interest	27,981	-
Increase in customer deposits	309,134	-
Net Cash Used in Operating Activities	(213,527)	(147,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,561)	-
Net Cash Used in Investing Activities	(4,561)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable - related party	(315,000)	(100,000)
Proceeds from issuance of common stock	100,000	510,000
Net Cash Provided by Financing Activities	(215,000)	410,000

Change in cash and cash equivalents during the period	(433,088)	262,646
Cash and cash equivalents, beginning of the period	611,729	14,147
Cash and cash equivalents, end of the period	$ 178,641	$ 276,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	$ 16,827	-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

NOTES TO AMENDED FINANCIAL STATEMENTS

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at October 31, 2011 and April 30, 2011 are as follows:

	October 31, 2011	April 30, 2011
Deferred tax asset attributable to:
Net operating losses carried forward	$ 3,943,612	$3,885,146
Valuation allowance	(3,943,612)	(3,885,146)
Total net deferred tax asset	$ -	$ -

Bioshaft follows Statement of Financial Accounting Standards Number 109 (SFAS 109) (ASC 740-10), “Accounting for Income Taxes.” SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance of $3,943,612 at October 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

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

Results of Operations

Three Months Summary

	Three Months Ended
	October 31,
	2011		2010
Gross Margin	$63,193	$	Nil
Operating Expenses	272,468		275,982
Other Income (Expense)	(307)		180,103

Net Income (Loss)	$(208,968)		$(95,879)

Six Months Summary

	Six Months Ended
	October 31,
	2011		2010
Gross Margin	$66,393	$	Nil
Operating Expenses	409,372		368,969
Other Income (Expense)	(12,777)		164,698

Net Loss	$(355,756)		$(204,271)

Revenue

We have earned $184,386 and $187,586 revenues respectively, during three and six month periods ended October 31, 2011 as we enter into an agreement(s) with customers for the sale of our products.

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

Liquidity and Financial Condition

Working Capital

As of October 31, 2011, our total current assets were $672,387 and our total current liabilities were $1,261,456 and we had a working capital deficit of $589,069.

	October 31,	April 30,
	2011	2011
Current assets	$672,387	$688,008
Current liabilities	1,261,456	872,197
Working capital deficiency	$(589,069)	$(184,189)

Cash Flows

	Six Months Ended
	October 31,
	2011	2010
Net cash flows provided by (used in) operating activities	$(213,527)	$(147,354)
Net cash flows provided by (used in) investing activities	(4,561)	Nil
Net cash flows provided by (used in) financing activities	(215,000)	410,000
Net increase (decrease) in cash during period	$(433,088)	$262,646

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: April 20, 2012	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 20, 2012	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)