Form 10-Q/A
period 2011-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-05-25
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

Explanatory Note:  Our company is filing this Form 10-Q/A for the period ended October 31, 2011 to amend the following:

1) the financial statements and notes to the financial statements as well as related financial information presented this Form 10-Q/A.

2) Item 4. Controls and Procedures, regarding management's revised conclusions on the effectiveness of management's disclosure controls and procedures as of October 31, 2011.

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

BIOSHAFT WATER TECHNOLOGY, INC.

TABLE OF CONTENTS

OCTOBER 31, 2011

Restated Balance Sheets as of October 31, 2011 and April 30, 2011 (unaudited)	F - 1

Restated Statements of Operations for the three and six months ended October 31, 2011 and 2010 (unaudited)	F - 2

Restated Statement of Stockholders’ Deficit as of October 31, 2011 (unaudited)	F - 3

Restated Statements of Cash Flows for the six months ended October 31, 2011 and 2010 (unaudited)	F - 4

Notes to Restated Financial Statements	F - 5 - F - 20

BIOSHAFT WATER TECHNOLOGY, INC.

RESTATED BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2011 AND APRIL 30, 2011

	October 31, 2011 (restated)	April 30, 2011
ASSETS
Current assets :
Cash and cash equivalents	$ 178,641	$ 611,729
Accounts receivable	104,337	-
Inventory	13,144	-
Loan receivable - related party	315,000	-
Prepaid expenses	61,265	76,279

Total Current Assets	672,387	688,008

Property and equipment, net	28,929	29,360

Other assets :
Accounts receivable	180,503	-
Deposits	2,248	2,248

Total Other Assets	182,751	2,248

Total Assets	$ 884,067	$ 719,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$ 672,398	$ 620,254
Accrued interest	254,924	226,943
Customer deposits	309,134	-
Loans payable	25,000	25,000
Total current liabilities	1,261,456	872,197

Long-term debt	500,000	500,000

Total liabilities	1,761,456	1,372,197

Stockholders’ deficit :
Common stock, $0.001 par value; 300,000,000 shares authorized, 101,716,000 and 101,050,000 issued and outstanding, respectively	101,716	101,050
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	16,946,405	16,816,123
Deficit accumulated during development stage	(17,925,510)	(17,569,754)
Total Stockholders’ Deficit	(877,389)	(652,581)

Total Liabilities and Stockholders' Deficit	$ 884,067	$ 719,616

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

RESTATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

	Three months ended October 31, 2011 (restated)	Three months ended October 31, 2010	Six months ended October 31, 2011 (restated)	Six months ended October 31, 2010

NET REVENUE	$ 184,386	$ -	$ 187,586	$ -
COST OF SALES	121,193	-	121,193	-

GROSS PROFIT	63,193	-	66,393	-

OPERATING EXPENSES
Depreciation and amortization	2,496	6,276	4,992	12,553
Impairment of assets	-	-	-	-
General and administrative	249,152	186,993	373,432	259,300
Stock-based compensation	20,820	82,713	30,948	97,116
TOTAL OPERATING EXPENSES	272,468	275,982	409,372	368,969

INCOME (LOSS) FROM OPERATIONS	(209,275)	(275,982)	(342,979)	(368,969)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest income (expense), net	(307)	(28,878)	(12,777)	(44,283)
Forgiveness of debt	-	208,981	-	208,981
TOTAL OTHER INCOME (EXPENSE)	(307)	180,103	(12,777)	164,698

NET LOSS	$ (209,582)	$ (95,879)	$ (355,756)	$ (204,271)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,716,000	96,530,435	101,506,521	95,015,217

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

RESTATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

AS OF OCTOBER 31, 2011

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, April 30, 2009	90,000,000	90,000	15,209,338	(16,125,371)	(826,033)
Shares issued for cash	3,500,000	3,500	171,500	-	175,000
Stock-based compensation	-	-	57,612	-	57,612
Net loss for the year	-	-	-	(651,760)	(651,760)

Balance, April 30, 2010	93,500,000	93,500	15,438,450	(16,777,131)	(1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services			184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	101,050	16,816,123	(17,569,754)	(652,581)

Stock issued for cash	666,000	666	99,334		100,000
Stock-based compensation			30,948		30,948
Net loss for the period (restated)				(355,756)	(355,756)

Balance, October 31, 2011 (restated)	101,716,000	$ 101,716	$ 16,946,405	$(17,925,510)	$ (877,389)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

RESTATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

	Six months ended October 31, 2011 (restated)	Six months ended October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (355,756)	$ (204,271)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Depreciation and amortization	4,992	12,533
Forgiveness of debt	-	(208,981)
Stock-based compensation	30,948	97,116
Change in operating assets & liabilities
(Increase) in accounts receivable	(284,840)	-
Decrease in prepaid expenses	15,014	-
(Increase) in inventory	(13,144)	-
Increase in accounts payable and accrued expenses	52,144	156,229
Increase in accrued interest	27,981	-
Increase in customer deposits	309,134	-
Net Cash Used in Operating Activities	(213,527)	(147,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,561)	-
Net Cash Used in Investing Activities	(4,561)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable - related party	(315,000)	(100,000)
Proceeds from issuance of common stock	100,000	510,000
Net Cash Provided by Financing Activities	(215,000)	410,000

Change in cash and cash equivalents during the period	(433,088)	262,646
Cash and cash equivalents, beginning of the period	611,729	14,147
Cash and cash equivalents, end of the period	$ 178,641	$ 276,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	$ 16,827	-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTES TO RESTATED FINANCIAL STATEMENTS

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

At October 31, 2011, the Company had net operating loss carry-forwards amounting to approximately $17,925,000 that expire in various amounts through 2031 in the U.S.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 8, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 13. SUBSEQUENT EVENTS (continued)

Management has identified a material error in the presentation of the October 31, 2011 financial statements and, as such, they have been restated to reflect an early recognition of revenue when the product had not been delivered.  The result of the error required a restatement to reverse revenue recognized to customer deposit and to reverse cost of sales recognized to inventory.

There was no cumulative effect to  retained earnings arising from the identification of the error.

The effect of the restatement to the effected items in the balance sheet, statement of operations and statement of cash flows is summarized below:

	Original	Effect of Restatement	Restated
ASSETS
Current assets :
Cash and cash equivalents	$ 178,641	-	$ 178,641
Accounts receivable	104,337	-	104,337
Inventory	-	13,144	13,144
Loan receivable - related party	315,000	-	315,000
Prepaid expenses	61,265	-	61,265
Total Current Assets	659,243	13,144	672,387
Property and equipment, net	28,929	-	28,929

Other assets :
Accounts receivable	180,503	-	180,503
Deposits	2,248	-	2,248
Total Other Assets	182,751	-	182,751
Total Assets	$ 870,923	13,144	$ 884,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$ 672,398	-	$ 672,398
Accrued interest	254,924	-	254,924
Customer deposits	-	309,134	309,134
Loans payable	25,000	-	25,000
Total current liabilities	952,322	309,134	1,261,456
Long-term debt	500,000	-	500,000
Total liabilities	1,452,322	309,134	1,761,456

Stockholders’ deficit :
Common stock	101,716		101,716
Additional paid-in capital	16,946,405		16,946,405
Deficit accumulated during development stage	(17,925,510)		(17,925,510)
Total Stockholders’ Deficit	(877,389)		(877,389)

Total Liabilities and Stockholders' Deficit	$ 884,067		$ 884,067

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 13. SUBSEQUENT EVENTS (continued)

	Three months ended October 31, 2011 (original)	Effect of Restatement	Three months ended October 31, 2011 (restated)

NET REVENUE	$ 493,520	$ (309,134)	$ 184,386
COST OF SALES	134,337	(13,144)	121,193

GROSS PROFIT	359,183	(295,990)	63,193

OPERATING EXPENSES
Depreciation and amortization	2,496	-	2,496
Impairment of assets	-	-	-
General and administrative	249,152	-	249,152
Stock-based compensation	20,820	-	20,820
TOTAL OPERATING EXPENSES	272,468	-	272,468

INCOME (LOSS) FROM OPERATIONS	86,715	(295,990)	(209,275)

OTHER INCOME (EXPENSE)
Other income	-	-	-
Interest income (expense), net	(307)	-	(307)
Forgiveness of debt	-	-	-
TOTAL OTHER INCOME (EXPENSE)	(307)	-	(307)

NET INCOME (LOSS)	$ 86,408	$ (295,990)	$ (209,582)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,716,000		101,716,000

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 13. SUBSEQUENT EVENTS (continued)

	Six months ended October 31, 2011 (original)	Effect of Restatement	Six months ended October 31, 2011 (restated)

NET REVENUE	$ 496,520	$ (309,134)	$ 187,586
COST OF SALES	134,337	(13,144)	121,193

GROSS PROFIT	362,383	(295,990)	66,393

OPERATING EXPENSES
Depreciation and amortization	4,992	-	4,992
Impairment of assets	-	-	-
General and administrative	373,432	-	373,432
Stock-based compensation	30,948	-	30,948
TOTAL OPERATING EXPENSES	409,372	-	409,372

INCOME (LOSS) FROM OPERATIONS	(46,989)	(295,990)	(342,979)

OTHER INCOME (EXPENSE)
Other income	-	-	-
Interest income (expense), net	(12,777)	-	(12,777)
Forgiveness of debt	-	-	-
TOTAL OTHER INCOME (EXPENSE)	(12,777)	-	(12,777)

NET INCOME (LOSS)	$ (59,766)	$ (295,990)	$ (355,756)

INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ (0.00)	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,506,521		101,506,521

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 13. SUBSEQUENT EVENTS (continued)

	Six months ended October 31, 2011 (original)	Error	Six months ended October 31, 2011 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (59,766)	$ (295,990)	$ (355,756)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Depreciation and amortization	4,992	-	4,992
Forgiveness of debt	-	-	-
Stock-based compensation	30,948	-	30,948
Change in operating assets & liabilities
(Increase) in accounts receivable	(284,840)	-	(284,840)
Decrease in prepaid expenses	15,014	-	15,014
(Increase) in inventory	-	(13,144)	(13,144)
Increase in accounts payable and accrued expenses	52,144		52,144
Increase in accrued interest	27,981		27,981
Increase in customer deposits	-	309,134	309,134
Net Cash Used in Operating Activities	(213,527)	-	(213,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,561)	-	(4,561)
Net Cash Used in Investing Activities	(4,561)	-	(4,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable - related party	(315,000)	-	(315,000)
Proceeds from issuance of common stock	100,000	-	100,000
Net Cash Provided by Financing Activities	(215,000)	-	(215,000)

Change in cash and cash equivalents during the period	(433,088)	-	(433,088)
Cash and cash equivalents, beginning of the period	611,729	-	611,729
Cash and cash equivalents, end of the period	$ 178,641	-	$ 178,641

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 14 - RESTATEMENT

The Company has restated its Financial Statements as of and for the three and six months ended October 31, 2011 to correct an error in its accounting, primarily related to revenue, cost of sales, and inventory at October 31, 2011 and for the three and six month periods then ended.

		As of October 31, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Balance Sheet	Inventory	13,144	-0-
Balance Sheet	Total Current Assets	672,387	659,243
Balance Sheet	Total Assets	884,067	870,923
Balance Sheet	Customer deposits	309,134	-0-
Balance Sheet	Total Current Liabilities	1,261,456	952,322
Balance Sheet	Total Liabilities	1,761,456	1,452,322
Balance Sheet	Accumulated deficit	(17,925,510)	(17,629,520)
Balance Sheet	Total Stockholders’ Deficit	(877,389)	(581,399)
Balance Sheet	Total Liabilities and Stockholders’ Deficit	884,067	870,923

		As of October 31, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Statement of Stockholders’ Deficit	Net loss for the period	(355,756)	(59,766)
Statement of Stockholders’ Deficit	Balance - Accumulated Deficit	(17,925,510)	(17,629,520)
Statement of Stockholders’ Deficit	Balance - Total Stockholders’ Deficit	(877,389)	581,399)

		Three months ended October 31, 2011		Six months ended October 31, 2011
Financial Statement	Line Item	Corrected	Previously Stated	Corrected	Previously Stated
Statements of Operations	Net Revenue	184,386	493,520	187,586	496,720
Statements of Operations	Cost of Sales	121,193	134,337	121,193	134,337
Statements of Operations	Gross Profit	63,193	359,183	66,393	362,383
Statements of Operations	Income (Loss) From Operations	(209,275)	86,715	(342,979)	(46,989)
Statements of Operations	Net Income (Loss)	(208,968)	86,408	(342.979)	(59,766)

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 14 - RESTATEMENT (continued)

		Six months ended October 31, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Statements of Cash Flows	Net loss for the period	(355,756)	(59,766)
Statements of Cash Flows	(Increase) in inventory	(13,144)	0
Statements of Cash Flows	Increase in customer deposits	309,134	-0-

Additionally, Note 12 was revised due to the change in net loss.

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

Results of Operations

Three Months Summary

	Three Months Ended
	October 31,
	2011		2010
Gross Margin	$63,193	$	Nil
Operating Expenses	272,468		275,982
Other Income (Expense)	(307)		180,103

Net Income (Loss)	$(209,582)		$(95,879)

Six Months Summary

	Six Months Ended
	October 31,
	2011		2010
Gross Margin	$66,393	$	Nil
Operating Expenses	409,372		368,969
Other Income (Expense)	(12,777)		164,698

Net Loss	$(355,756)		$(204,271)

Revenue

We have earned $184,386 and $187,586 revenues respectively, during three and six month periods ended October 31, 2011 as we enter into an agreement(s) with customers for the sale of our products.

Expenses

	Three Months Ended
	October 31,
	2011	2010
Depreciation and amortization	$2,496	$6,276
General and Administrative	249,152	186,993
Stock based compensation expense	20,820	82,713
Net Income (Loss) from operations	$(209,275)	$(275,982)

	Six Months Ended
	October 31,
	2011	2010
Depreciation and amortization	$4,992	$12,553
General and Administrative	373,432	259,300
Stock based compensation expense	30,948	97,116
Net Income (Loss) from operations	$(342,979)	$(368,969)

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were  not effective as of the end of the period covered by this quarterly report.

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

From inception to October 31, 2011, we have incurred aggregate net losses of  $17,925,510 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: May 25, 2012	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 25, 2012	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)