Form 10-K
period 2012-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-08-14
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011 was $4,522,980 based on a $0.06 closing price for the Common Stock on October 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

104,383,000 shares of common stock issued and outstanding as of August 13, 2012

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

Our Current Business

We are currently engaged in treating both Industrial wastewater and Domestic waste water or sewage treatment.

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

Details of these activities were as follows:

•

Bioshaft sold a containerized 15m3/day (3,963 GPD) to Kobelco-Eco, for testing at an industrial application in Kobe, Japan. The plant was installed and has been treating medium/ high strength wastewater utilizing the Bioshaft Pilot Turbo MBBR for several months with exceptional results. Bioshaft received a much larger request for quote from the same Kobelco-Eco for another industrial application in Japan.

•

Bioshaft is proud to announce it completed the installation of its first plant for industrial application for a new brewery in Texas, USA. The 36m3/day (9,600 GPD) containerized plant is now ready to treat the influent from the brewery as soon as it reaches its planned capacity.

•

A contract was signed with a Development and Construction Management Company based in Colorado, USA, for a major refurbishment and capacity increase of WWTP for the ANA Hospital, A USA military hospital, in Kabul, Afghanistan. Bioshaft received approval from USACOE for the design and installation. Currently, Bioshaft is finishing the installation and will be commissioning the system during the third quarter of 2012.

•

As of May 1, 2012, Bioshaft and Zuhier A. Zahran (ZAZ) agreed to modify the implementation of the Teaming projects. It was agreed that ZAZ would sign the contract with the clients and then issue a Purchase Order for the turnkey project to Bioshaft.  Bioshaft then would manage the financial accounting, engineering, and implement the project according to the contract.

•

The continued marketing efforts in the Middle East resulted in Bioshaft being awarded contracts for the WETICO/ MODA project in Saudi Arabia and the DELMON project in Bahrain.

•

BioShaft received a Purchase Order for a 14,000 M3/DAY (3,700,000 GPD) Domestic waste water treatment plant for the Ministry of Defense in Saudi Arabia and is located at the Saudi Arabian Military City near Hafr ElBaten.  Procurement and fabrication was started and completion is anticipated during the third quarter of 2012.

•

A  Purchase Order was received for a 400 M3/DAY (105,715 GPD) WWTP for the DELMON Poultry in Bahrain. Construction was started and completion is anticipated during the September 2012.

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

Effective February 23, 2012, we entered into an assignment of debt wherein we have agreed to accept US$250,000 as consideration for the assignment of obligations under a loan agreement with Pedernales Brewing Company, LLC and Lee Hereford.  Pursuant to the terms of the assignment of debt, we have agreed to absolutely and unconditionally assign, transfer and set over all of our right, title and interest in and to the loan.  Further to the terms, we have the right to repurchase the loan for the remaining principal balance plus unpaid interest.

Also on February 23, 2012, we entered into an amending agreement to a loan agreement and promissory note to modify the loan agreement and promissory note we originally entered into with Premier Financial Marketing Co. Ltd.  The parties have agreement to amend the loan agreement to provide for a conversion feature.  Pursuant to the amending agreement, any amounts outstanding under the loan are convertible at the price of $0.025 per share of common stock upon the provision of seven days notice by the lender.

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick Jr. whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months.  The employment agreement became effective upon the resignation of Mr. Zurawick’s predecessor, Hassan Hans Badreddine.  As compensation, we have agreed to pay Mr. Zurwick a base salary at an annual rate of US$210,000, pro-rated on a monthly basis.

As of April 30, 2012 our company agreed to a settlement with Imad A. Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director, regarding his consulting fees for the period from May 1, 2011 through April 30, 2012. Mr. Yassine is to receive a monthly consulting fee of $15,000. The total consulting fees accrued during that period amount to $180,000 and are to be paid in accordance with a mutually agreed upon schedule and terms.

Furthermore, our company agreed to the payment of the following in settlement with Imad a Yassine:

1.

The balance for the loan taken by Imad A. Yassine in October 2011 of $215,000.

2.

The balance of the expense charges paid on behalf of our company by Mr. Yassine of $12,402.82.

3.

The total of the Geico auto insurance for Imad Yassine of $2,423.35.

4.

Our company agreed to sell the 2005 BMW company car for a net price of $6,000.

Effective May 1, 2012, we entered into a consulting agreement with Sustainable Water Corp., a company operated as Chief Executive Officer by Imad Yassine.  Under the terms of the consulting agreement Sustainable Water Corp. will receive a monthly consulting fee of $15,000.

Effective July 1, 2012 we entered into a consulting agreement with SRA Real Estate Services Inc. to assist the company in its organization and preparation corporate finance, administrative and management matters. For its services, SRA received compensation of $10,000 on execution of the consulting agreement and will receive $10,000 every 30 days afterward. The term of the agreement is until December 31, 2012.

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

The new Turbo – MBBR BioShaft Packaged system is mobile and delivered ready for immediate installation. It is a pre-engineered, standard, packaged system designed as a complete domestic wastewater solution. The T-MBBR BioShaft Packaged System is a compact and economic alternative that provides customers with a quick means of installation and commissioning in the event of a sewage emergency situation. The United States has many aging and overburdened sewage systems which result in regular sewage overflows and the Hans BioShaft Packaged System was designed for these emergency situations and can handle from 5000 up to 30,000 gallons per day.

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

The Market

Our market for the T-MBBR BioShaft System encompasses both the municipal and Industrial sector,made up primarily of Food & Beverage opportunities worldwide. We will make direct sales calls to private contractors and industrial companies. For municipal projects, it will be necessary to assign a local agent or who is familiar with the market and the environmental government entities. This effort will also be supported with trade shows, sales brochures, website and online marketing.

The potential market segments are:

•

Middle East;

•

United States;

•

Central and Eastern Europe; and

•

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

We have many qualities that differentiate us from the competition, such as rapid manufacturing fast commissioning, short ramp-up time, lower total cost of ownership, quick return on investment, continuous process through innovative service & support to ensure manufacturing quality through completely integrated production.

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

Asian Market Segment

We are currently working in both the industrial & domestic sector in Malaysia, China and the Philippines.

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

Besides direct sales effort to large users of our products, a major element of our marketing efforts will be to develop a network of 4 strategic alliances with several types of companies, including:

•

contractors that specialize in the construction of water treatment plants;

•

engineering firms that work with municipalities;

•

firms that specialize in Build Own Operate project utilities;

•

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

•

PCT international patent application PCT/GB04/00002 (publication WO2005066081);

•

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

Employees

Our company has retained 6 consultants including our President, Chief Operating Officer and Vice President of Operations.

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers. We anticipate that we may spend up to $1,080,000 to employee officers and employees and up to $50,000 in payroll taxes.

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

From inception to April 30, 2012, we have incurred aggregate net losses of $21,447,003. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 2.

Properties

We do not own any real property. Our principal business offices are located at 1 Orchard, Suite 220, Lake Forest CA 92630. We currently lease our space at an annual cost of $27,124. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2012	$0.276	$0.04
January 31, 2012	$0.09	$0.04
October 31, 2011	$0.12	$0.06
July 31, 2011	$0.175	$0.066
April 30, 2011	$0.195	$0.055
January 31, 2010	$0.179	$0.04
October 31, 2009	$0.25	$0.12
July 31, 2009	$0.54	$0.22
April 30, 2009	$0.74	$0.17

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares

On August 10, 2012, the list of stockholders for our shares of common stock showed 29 registered stockholders and 104,383,000 shares of common stock outstanding.

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

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	6,250,000	$0.15	6,050,000

Total	6,250,000	$0.15	6,050,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2012.

Recent Sales of Unregistered Securities

On September 27, 2011, the Company issued 666,333 shares of common stock at $0.15 per share for total proceeds of $99,950.On February 23, 2012, we issued the 10,000,000 share purchase warrants to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

 On April 9, 2012, we issued 1,600,000 shares of common stock at $0.15 per share for total proceeds of $240,000. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On April 10, 2012, we issued 666,667 shares of common stock at $0.15 per share for total proceeds of $100,000. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On April 11, 2012, we issued 400,000 shares of common stock for services rendered to a related party and shareholder. The shares were valued at $60,000. These shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2012 and April 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

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

Not accounting for our working capital deficit of $3,705,286, we require additional funds of approximately $1,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2013.

General and Administrative Expenses

We expect to spend $1,000,000 during the twelve-month period ending April 30, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2013.

Personnel Plan

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers. We anticipate that we may spend up to $780,000 to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2012 and 2011.

Our operating results for the years ended April 30, 2012 and 201 are summarized as follows:

	Year Ended
	April 30
	2012	2011

Revenue	$638,386	$16,000
Cost of Sales	$470,027	$0
Operating Expenses	$1,266,391	$822,389
Other Income (Expense)	$(2,735,331)	$13,766
Net Loss	$(3,877,249)	$(792,623)

Revenues

Our revenues for the year ended April 30, 2012 were $638,386, compared to our revenue for the year ended April 30, 2011, which were $16,000, representing an increase of $622,386 resulting from our securing  and completing contracts throughout the year.

Cost of Sales

Our cost of sales for the year ended April 30, 2012 were $470,027 (74% of revenues), compared to our cost of sales for the year ended April 30, 2011, which were $0. We expect that our cost of sales will increase over the next twelve months, mainly due to increased in sales activity.

Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the year ended April 30, 2012 and April 30, 2011 are outlined in the table below:

	Year Ended
	April 30

	2012	2011

General and administrative	$1,056,616	$681,604
Depreciation and amortization	$4,757	$22,257
Impairment of asset	$-	$50,000
Stock based compensation expense	$205,018	$68,528

The increase in operating expenses for the year ended April 30, 2012, compared to the same period in fiscal 2011, was mainly due to an overall increase in activity in our company in the attempt to secure contracts for our product.

Liquidity and Financial Condition

As of April 30, 2012, our total current assets were $348,099 and our total current liabilities were $4,053,385 and we had a working capital deficit of $3,705,286. Our financial statements report a net loss of $3,877,249 for the year ended April 30, 2012, and a net loss of $21,447,003 for the period from March 8, 2006 (date of inception) to April 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At		At
	April 30, 2012		April 30, 2011

Net Cash (Used in) Operating Activities	$(760,741)		$(434,918)
Net Cash Provided by Investing Activities	$12,630	$	Nil
Net Cash Provided by Financing Activities	$439,950		$1,032,500
Cash (decrease) increase during the year	$(308,061)		$597,582

We had cash in the amount of $308,568 as of April 30, 2012 as compared to $611,729 as of April 30, 2011. We had a working capital deficit of $3,705,286 as of April 30, 2012 compared to working capital deficit of $684,189 as of April 30, 2011.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Our company did not have any cash equivalents on hand at April 30, 2012 and 2011.

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Our company determines the adequacy of this allowance by regularly evaluating the customer receivables. As of April 30, 2012 and 2011, our company had an accounts receivable balance of $80,000 and $0, respectively, and an allowance for doubtful accounts of $80,000 and $0, respectively, leaving a net accounts receivable balance of $0 and $0, respectively. The bad debt expense recognized was $80,000 and $0 for the years ended April 30, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

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

Revenue Recognition

Our company recognizes revenues from contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized.

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

Our company follows guidance issued by the FASB on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of our company’s convertible debt is measured on a recurring basis (see Note 8).

The following table presents fair value measurements for major categories of our company’s financial liabilities measured at fair value on a recurring basis:

April 30, 2012
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Convertible debt	$ -	$ 250,000	$ -	$ 250,000

April 30, 2011
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Convertible debt	$ -	$ -	$ -	$ -

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities”. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Our company did not elect the fair value option for any of its qualifying financial instruments.

Stock-Based Compensation

Our company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the year ended April 30, 2012, our company issued 400,000 shares for compensation and 11,200,000 options vesting over periods ranging from immediate to two years. Stock-based compensation expense recognized during the years ended April 30, 2012 and 2011 totaled $205,018 and $68,528, respectively. Unrecognized expense of $44,531 remains to be recognized over the next two years.

Our company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to our company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic No. 260 “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.04 and $0.01 for the years ended April 30, 2012 and 2011, respectively.

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

New Authoritative Accounting Guidance

On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. Thus, there are a few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011. Our company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of our company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of our company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated August 10, 2012.

Audited Balance Sheets as at April 30, 2012 and 2011.

Audited Statements of Operations for the years ended April 30, 2012 and 2011

Audited Statements of Changes in Stockholders’ Equity for the years ended April 30, 2012 and 2011.

Audited Statements of Cash Flows for the year ended April 30, 2012 and 2011

Notes to the Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioshaft Water Technology, Inc.

Lake Forest, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 10, 2012

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
AS OF APRIL 30, 2012 AND 2011

	April 30,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$ 303,568	$ 611,729
Accounts receivable, net	-	-
Prepaid expenses	44,531	76,279
Total Current Assets	348,099	688,008

Property and equipment, net	2,807	29,360

Deposits	2,248	2,248

TOTAL ASSETS	$ 353,154	$ 719,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 665,498	$ 620,254
Due to related party	24,120	-
Billings in excess of costs and estimated earnings
on uncompleted projects	71,933	-
Accrued interest	302,901	226,943
Notes payable, net of debt discount	275,000	525,000
Derivative liability	2,713,933	-
TOTAL LIABILITIES	4,053,385	1,372,197

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 300,000,000 shares authorized,
104,383,000 and 101,050,000 issued and outstanding, respectively	104,383	101,050
Preferred stock, $0.001 par value; 25,000,000 shares authorized,
none issued and outstanding	-	-
Additional paid-in capital	17,642,389	16,816,123
Accumulated deficit	(21,447,003)	(17,569,754)
TOTAL STOCKHOLDERS’ DEFICIT	(3,700,231)	(652,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 353,154	$ 719,616

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011
REVENUES
Net revenue from projects	$ 620,426	16,000
Net revenue from sale of products	17,960	-
TOTAL REVENUES	638,386	16,000

COST OF GOODS SOLD	470,027	-

GROSS PROFIT	168,359	16,000

OPERATING EXPENSES
Selling, general, and administrative	178,841	117,737
Advertising, marketing, and promotions	114,059	1,539
Consulting fees	572,942	503,577
Depreciation	4,757	22,257
Travel	101,608	58,751
Impairment of assets	-	50,000
Stock-based compensation	205,018	68,528
Bad debt expense	80,000	-
Loss on sale of assets	9,166	-
TOTAL OPERATING EXPENSES	1,266,391	822,389

LOSS FROM OPERATIONS	(1,098,032)	(806,389)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	94,759
Interest income (expense), net	(52,595)	(80,993)
Loss on sale of receivables	(218,803)	-
Amortization of debt discount	(250,000)	-
Derivative expense	(863,664)	-
Inventory impairment	(43,886)
Change in fair value of derivative liability	(1,350,269)	-
TOTAL OTHER INCOME (EXPENSE)	(2,779,217)	13,766

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,877,249)	(792,623)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (3,877,249)	$ (792,623)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.04)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	101,601,350	97,516,027

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF APRIL 30, 2012

					Total
			Additonal		Stockholders'
	Common Stock		Paid	Accumulated	Equity
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, April 30, 2010	93,500,000	$ 93,500	$ 15,438,450	$(16,777,131)	$ (1,245,181)

Stock issued for cash	7,550,000	7,550	1,124,950	-	1,132,500
Stock options issued for services	-	-	184,196	-	184,196
Stock-based compensation	-	-	68,527	-	68,527
Net loss for the year	-	-	-	(792,623)	(792,623)

Balance, April 30, 2011	101,050,000	101,050	16,816,123	(17,569,754)	(652,581)

Stock issued for cash at $0.15 per share	2,933,000	2,933	437,017	-	439,950
Stock issued for services	400,000	400	59,600	-	60,000
Stock options issued for services	-	-	113,137	-	113,137
Stock options issued in connection with sale of note receivable	-	-	193,406	-	193,406
Forgiveness of debt	-	-	23,106	-	23,106
Net loss for the year	-	-	-	(3,877,249)	(3,833,363)

Balance, April 30, 2012	104,383,000	$104,383	$ 17,642,389	$(21,447,003)	$ (3,656,345)

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,877,249)	$ (792,623)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
Impairment of assets	43,886	50,000
Loss on sale of assets	9,166	-
Forgiveness of debt	-	(94,759)
Stock-based compensation	205,018	178,563
Depreciation	4,757	22,257
Bad debt expense	80,000	-
Amortization of debt discount	250,000	-
Derivative expense	863,664	-
Change in fair value of derivative liability	1,350,269	-
Loss on sale of receivables	218,803	-
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(133)	(2,119)
(Increase) accounts receivable	(80,000)	-
(Increase) in inventory	(43,886)	-
(Increase) in interest receivable	(25,397)	-
Increase in accounts payable and accrued expenses	68,350	154,203
Increase in due to related party	24,120	-
(Decrease) in customer deposits	-	(16,000)
Increase in excess of costs and estimated earnings on
uncompleted projects	71,933	-
Increase in accrued interest	75,958	65,560
Net Cash Used in Operating Activities	(760,741)	(434,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,370)	-
Proceeds from sale of assets	16,000	-
Net Cash Provided By Investing Activities	12,630	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	-	19,900
Proceeds from issuance of common stock	439,950	1,132,500
Payments of loans payable - related party	-	(119,900)
Net Cash Provided By Financing Activities	439,950	1,032,500

Net Increase (Decrease) in Cash	(308,161)	597,582
Cash - Beginning of year	611,729	14,147
Cash - End of Year	$ 303,568	$ 611,729

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$ 26,155	$ 80,993
Cash Paid for Income Taxes	$ -	$ -

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
INFORMATION:
Stock options issued for services recorded as a prepaid expense	$ 19,704	$ 74,160
Stock options issued with note receivable	$ 193,406	$ -
Debt discount from fair value of embedded derivative	$ 500,000	$ -
Forgiveness of debt recorded as contributed capital	$ 23,106	$ -

The accompanying notes are an integral part of these financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 8, 2006.   The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company did not have any cash equivalents on hand at April 30, 2012 and 2011.

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly evaluating the customer receivables. As of April 30, 2012 and 2011, the Company had an accounts receivable balance of $80,000 and $0, respectively, and an allowance for doubtful accounts of $80,000 and $0, respectively, leaving a net accounts receivable balance of $0 and $0, respectively. The bad debt expense recognized was $80,000 and $0 for the years ended April 30, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer Equipment	3 Years
Automobile	3 Years
Demonstration Equipment	5 Years

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

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

Revenue Recognition

The Company recognizes revenues from contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized.

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

The Company follows guidance issued by the FASB on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

Fair Value of Financial Instruments (continued)

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2012, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of the Company’s convertible debt is measured on a recurring basis (see Note 8).

The following table presents fair value measurements for major categories of the Company’s financial liabilities measured at fair value on a recurring basis:

April 30, 2012
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Convertible debt	$ -	$ 250,000	$ -	$ 250,000

April 30, 2011
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Convertible debt	$ -	$ -	$ -	$ -

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities”. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the year ended April 30, 2012, the Company issued 400,000 shares for compensation and 11,200,000 options vesting over periods ranging from immediate to two years. Stock-based compensation expense recognized during the years ended April 30, 2012 and 2011 totaled $205,018 and $68,528, respectively. Unrecognized expense of $44,531 remains to be recognized over the next two years.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC Topic No. 260 “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted loss per share were $0.04 and $0.01 for the years ended April 30, 2012 and 2011, respectively.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

New Authoritative Accounting Guidance

On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. Thus, there are a few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

NOTE 3. INVESTMENT

During the year ended April 30, 2009, the Company entered into a contract with a third party whereby it agreed to split the cost of producing a waste water treatment plant. The third party is responsible for and will incur all costs and risks to do with the operations and maintenance of the plant while the Company is responsible for technology support and engineering of the plant. In addition, the third party agrees to market and sell the plant and profit will be split at the time the plant is sold to end-user. Costs for the project are split evenly between the two parties and treated as capital contribution to the joint venture. As of April 30, 2010, the company had recorded $50,000 in investment.  During the year ended April 30, 2011, the water treatment device was determined to be no longer usable and has been fully impaired.  As of April 30, 2011, the investment carrying cost is $0.

NOTE 4. NOTE RECEIVABLE

On August 1, 2011, the Company issued a note receivable to a client for products received in the amount of $300,000 accruing 18% interest per annum. An initial payment of $50,000 was made on August 1, 2011 and the remaining $250,000 was to be repaid in 40 monthly installments ranging from $2,076 to $22,000 starting March 1, 2012 and ending May 1, 2015.

On February 23, 2012, the Company sold the note receivable to a third party for $250,000 cash and issued 10,000,000 warrants at an exercise price of $0.025 for a period of five years in connection with the sale of the note. Based on the fair value of the warrants on the issue date ($854,354), $193,406 was allocated to the warrants (see Note 9) and $25,397 was recognized as interest income, leaving a total loss on the sale of the note of $218,803.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2012	2011
Automobile	$ -	$ 33,776
Demonstration equipment	-	48,934
Computer Equipment	15,177	11,807
Total cost	15,177	94,517
Less: accumulated depreciation	(12,370)	(65,157)
Property and equipment, net	$ 2,807	$ 29,360

Depreciation expense was $4,756 and $22,257 for the years ended April 30, 2012 and 2011. During the year ended April 30, 2012, the Company sold equipment for a net loss of $9,166.

NOTE 6. LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement.  The term of this loan has been extended to August 11, 2012. Accrued interest related to this loan is $291,019 as of April 30, 2012. On February 13, 2012, the terms of the loan were changed to reflect a conversion feature. The loan is convertible into shares of the Company’s common stock, up to 20,000,000, at a price of $0.025 per share.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15 “Derivatives and Hedging; Embedded Derivatives” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value of the conversion feature was recorded as a derivative liability and a discount to the convertible debt of $1,363,664 and $500,000, respectively. Amortization of the debt discount amounted to $250,000 for the year ended April 30, 2012. The derivative liability is revalued each reporting period using the Black-Scholes model. For the year ended April 30, 2012, the Company recorded an unrealized loss from the change in the fair value of the derivative liability of $1,350,269. Convertible debt as of April 30, 2012 is shown net of debt discount in the amount of $250,000.

Assumptions used to determine the fair value of the conversion feature as of the grant date is as follows:

Exercise price	$0.025
Risk free interest rate	1.4%
Expected dividend yield	0%
Volatility	161%
Expected life of options	.5 years

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the company.  The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $11,882 as of April 30, 2012.

Total interest expense on the above loans was $78,750 for the year ended April 30, 2012.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

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

On September 27, 2011, the Company issued 666,333 shares of common stock at $0.15 per share for total proceeds of $99,950.

On April 9, 2012, the Company issued 1,600,000 shares of common stock at $0.15 per share for total proceeds of $240,000.

On April 10, 2012, the Company issued 666,667 shares of common stock at $0.15 per share for total proceeds of $100,000.

On April 11, 2012, the Company issued 400,000 shares of common stock for services rendered to a related party and shareholder. The shares were valued at $60,000.

Stock Options and Stock-Based Compensation

On September 15, 2010, the Company issued 2,000,000 stock options to an employee. The options were valued at $81,025 using the Black-Scholes model. Stock-based compensation of $40,513 and $25,320 was recognized during the years ended April 30, 2012 and 2011, respectively. Unrecognized expense of $15,193 and $55,705 will be recognized over the remainder of the 24 month vesting period for years ended April 30, 2012 and 2011, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 7. STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options and Stock-Based Compensation (continued)

On September 15, 2010, the Company issued 4,000,000 stock options to two consultants.  2,000,000 of the options were valued at $81,025 using the Black-Scholes model, and were expensed during the year ended April 30, 2011, as they immediately vested.  The remaining 2,000,000 options were valued at $81,025 using the Black-Scholes model, and are being expensed over the term of the consulting agreements. Stock-based compensation of $40,513 and $25,320 was recognized during the years ended April 30, 2012 and 2011, respectively. The remaining $15,193 and $55,705 was recorded as prepaid consulting fees as of April 30, 2012 and 2011, respectively, and is being amortized over the remaining contract term. The term of both consulting agreements is 24 months.

On January 10, 2011, the Company granted 450,000 stock options with an exercise price of $0.15, valued at $22,146 using the Black-Scholes model to two consultants for management and marketing services.  The options are being expensed over the terms of the consulting agreements. Stock-based compensation of $11,073 and $3,691 was recognized during the years ended April 30, 2012 and 2011, respectively. The remaining $7,382 and $18,455 was recorded as prepaid consulting fees as of April 30, 2012 and 2011, respectively, and is being amortized over the remaining contract term. The term of both agreements is 24 months.

On August 1, 2011, the Company issued 200,000 stock options to an employee, which were valued at $13,513 using the Black-Scholes model, and are being expensed over two years. Stock-based compensation totalling $5,067 was recognized in the current fiscal year. Unrecognized expense of $8,446 will be recognized over the remainder of the 24 month vesting period.

On August 15, 2011, the Company issued 1,000,000 stock options to a consultant, which were valued at $67,557 using the Black-Scholes model, and are being expensed over a one year period. Stock-based compensation totalling $47,853 was recognized in the current fiscal year. Unrecognized expense of $19,704 will be recognized over the remainder of the 12 month vesting period.

On February 23, 2012, the Company issued a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.025 for a period of five years which were valued at $193,406 using the Black-Scholes model. The warrants were issued in connections with the sale of a note receivable. See Note 4.

The Company uses the Black-Scholes option valuation model to value stock options and warrants granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock-based compensation is as follows:

Exercise price	$0.15-$0.025
Risk free interest rate	.88-1.02%
Expected dividend yield	0%
Volatility	140-145%
Expected life of options	5 years

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $21,447,003 as of April 30, 2012 and has negative working capital. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through an equity offering. There is no guarantee that the Company will be successful in these efforts.

NOTE 9.  RELATED PARTY TRANSACTIONS

During the years ended April 30, 2012 and 2011, the Company negotiated the forgiveness of accrued expenses totaling $23,106 and $64,623, respectively, with two related parties.

During the year ended April 30, 2012, the Company had consulting agreements with four related parties amounting to $380,000 in consulting expenses.

A consultant and shareholder is due $206,000 for consulting expenses since inception which is included in accrued expenses as of April 30, 2012.

Another consultant, shareholder and officer of the Company is due a net $171,966, which is comprised of accounts receivable of $55,826 and accrued expenses of $227,792.

As of April 30, 2012, the Company had a net amount due to a related party of $24,120. The amount was comprised of accounts receivable of $55,630 and accounts payable of $79,750. The Company recognized net revenue of $17,960 from the related party during the year ended April 30, 2012. The amount is comprised of $79,610 in revenues and $61,650 in expenses.

As of April 30, 2012, the Company had accounts receivable of $80,000 due from a related party that has been fully reserved.

As of April 30, 2012, the Company had accounts payable of $77,274 due to a related party. The Company incurred expenses of $95,984 with the related party during the year ended April 30, 2012.

During the year ended April 30, 2012, the Company sold equipment with a net book value of $25,166 for $10,000 to a related party resulting in a net loss of $15,166. The Company also sold a vehicle to an officer with a net book value of $0 for $6,000 resulting in a net gain of $6,000.

NOTE 10. FORGIVENESS OF DEBT

During the year ended April 30, 2011, the Company negotiated the forgiveness of accrued expenses totaling $94,759. Of that amount, $64,623 had been due to a related party. See Note 9.

During the year ended April 30, 2012, the Company negotiated the forgiveness of accrued expenses totaling $23,106 that was due to a related party. See Note 9.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 11. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.

The Company has the following rent commitment for the twelve months ended April 30:

2013	24,692
2014	326
Total	$ 25,018

NOTE 12. INCOME TAXES

For the year ended April 30, 2012, the Company incurred a net loss of approximately $3,877,000 and therefore has no tax liability.  The cumulative loss of approximately $21,447,000 will be carried forward and can be used through the year 2032 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended April 30:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 1,318,265	$ 269,492
Valuation allowance	(1,318,265)	(269,492)
Net provision for federal income tax	$ 0	$ 0

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,291,981	$ 5,973,716
Valuation allowance	(7,291,981)	(5,973,716)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $21,447,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 13. SUBSEQUENT EVENTS

Bioshaft and Canadian Enviromental Designers Inc. ("CED"), a related party, signed a consulting agreement, an NDA, and a Stock Option Agreement to be effective as of July 1, 2012. As such, these agreements replace all further actions stipulated in the corresponding previously signed agreements between Bioshaft Water Technology, Inc. and Bashar Amin and CED related to these subjects, as of July 1, 2012.

Bioshaft signed a new consulting agreement with SRA Real Estate Services, Inc., a related party, with modified responsibilities effective July 1, 2012. In addition, Bioshaft signed a new consulting agreement with Hydro E Plus, Inc., a related party, commencing on July 1, 2012.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of April 30, 2011, our company’s internal control over financial reporting was effective.

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

Effective July 16, 2012, we appointed Bashar Amin and Zuhier Ahmed Zahran as directors of our company.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	62	August 14, 2007

Walter J. Zurawick, Jr.	President, Chief Executive Officer and Director	60	February 24, 2012

Bashar Amin	Director	52	July 16, 2012

Zuhier Ahmed Zahran	Director	53	July 16, 2012

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

Walter J. Zurawick, Jr., President, Chief Executive Officer and Director

Walter J. Zurawick Jr. is an executive with over 25 years expertise in water desalination, water and wastewater treatment, zero liquid discharge, recycle/reuse applications, energy integration/high strength wastewater treatment, engineering economics, financial evaluation with extensive technical expertise and strong global business development management capability, with the last 15 years in sales, upper management, marketing and business development.

Walter has worked at a corporate level with Waterlink, Zenon/GE, and Ecovation, Inc. and is experienced in identifying and capturing new business opportunities.  Expertise includes entrepreneurial and strategic planning, in all facets of project life cycle, from initial viability analysis and conceptual design to documentation and implementation.

Mr. Zurawick has a BS degree in Biology & Chemistry from Kent State University and currently resides in Venice, Florida.

Bashar Amin, Director

Bashar Amin earned his Master of Science in Environmental Engineering at California State University in Fresno, California. He is currently a self employed environmental engineer providing water and wastewater engineering and operations services to clients around the world with his main focus in the Middle East region.

Mr. Amin also provides management services for cooperation agreements between international companies and their Middle Eastern agents or partners.  These services include technical support, proposals, preparation, project management, operation and maintenance, sales and marketing and financial reporting.

Mr. Amin is also a University graduate in Environmental Engineering, Masters of Science in Environmental Engineering, Fresno State University, CA , USA.

Zuhier Ahmed Zahran, Director

Zuhier Ahmed Zahran earned his Bachelor of Science in Civil Engineering from Nottingham University, England. Since 1987 he has been president of Zuhier Ahmed Zahran & Co., a contracting company and president of the Aluminum Manufacturers & Technicians Factory (Alumatec). From 1980 to 1987 he worked with Fast Contracting Company in various position including project engineer (1980 - 1981); project manager (1982 - 1983), Riyadh area manager (1984 - 1985) and construction manager (1985 - 1987).

Mr. Zahran is also a partner in the Jordanian Saudi Food Services Company, Jordan, Newtek, an electromechanical company in Saudi Arabia, Aluminum Company Ltd. S.A.R.L. in Lebanon, Team Time Company, a labor recruitment company in Saudi Arabia and Chairman of Square Meter Company, a property development company in Saudi Arabia.

There have been no other transactions between our company and Mr. Amin or Mr. Zahran since the beginning of our last fiscal year or any currently proposed transactions, in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Hassan Hans Bedreddine	Nil	Nil	Nil
Imad Kamel Yassine	Nil	Nil	Nil
Walter J. Zurawick(1)	1	1	Nil
Bashar Amin (1)	1	1	Nil
Zuhier Ahmed Zahran (1)	1	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code; and

•

accountability for adherence to the Code.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2012 and 2011; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2012 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Walter J. Zurawick Jr. President and Director	2012 2011	155,000	Nil N/A	Nil N/A	$750,000 N/A	Nil N/A	Nil N/A	Nil N/A	905,000 N/A
Hassan Hans Bedreddine Former President and Chief Executive Officer and Director	2012 2011	Nil 90,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	Nil 90,000
Imad Kamel Yassine Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	180,000 90,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	180,000 90,000
Bashar Amin Director	2012 2011	120,000	N/A	N/A	N/A	N/A	N/A	N/A	120,000

Stock Options/SAR Grants

On February 23, 2012 we issued 5,000,000 options to Walter J. Zurawick at a price of $0.15 per share vesting over 5 years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2012 or April 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2012.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 10, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Owner(1)	of Class
Walter J. Zurawick, Jr.	1,000,000 (2)	0.958%
Imad Kamel Yassine	20,000,000	19.16%
Bashar Amin	5,000,000	4.79%
Zuhier Ahmed Zahran	4,000,000	3.83%
All Officers and Directors As a Group	29,000,000	28.74%
Hassan Hans Badreddine	20,000,000	19.16%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 13, 2011.  As of August 13, 2012, there were 104,383,000 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire 1,000,000 shares of common stock by Mr. Zurawick exercisable within 60 days.

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

Director Independence

We currently act with four directors, consisting of Imad Kamel Yassine, Walter J. Zurawick, Jr. Bashar Amin and Zuhier Ahmed Zahran. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.

Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2012 ($)	2011 ($)
Audit Fees	16,000	11,500
Audit Related Fees	9,000	9,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	25,000	20,500

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document.

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

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

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

10.4	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.5	Teaming Agreement dated January 31, 2008 between our company and Rapid Impact Compaction Contracting LLC (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

10.6

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

10.8	Consulting Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10-9	Employment Agreement dated February 1, 2012 between our company and Walter J. Zurawick, Jr. (incorporated by reference from our Current Report on Form 8-K filed on February 29, 2012)

10.10	Assignment Agreement of Debt dated February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)

10.11	Amending Agreement dated February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2011 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2012

/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and	August 14, 2012
/s/ Walter J. Zurawick, Jr.	Director
Walter J. Zurawick, Jr.

	Chief Operating Officer, Chief Financial	August 14, 2012
Officer, Secretary, Treasurer and
/s/ Imad Kamel Yassine	Director
Imad Kamel Yassine

/s/ Bashar Amin	Director	August 14, 2012
Bashar Amin

/s/ Zuhier Ahmed Zahran	Director	August 14, 2012
Zuhier Ahmed Zahran