Form 10-Q
period 2012-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-09-14
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act . [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  .  [  ] YES  [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

104,383,000 common shares issued and outstanding as of September 12, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(UNAUDITED)

	July 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$96,314	$303,568
Accounts receivable, net	97,784	-
Prepaid expenses	14,753	44,531
Total Current Assets	208,851	348,099

Property and equipment, net	2,524	2,807

Deposits	2,248	2,248

TOTAL ASSETS	$213,623	$353,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$705,570	$665,498
Due to related party	2,559	24,120
Billings in excess of costs and estimated earnings on uncompleted projects	139,413	71,933
Accrued interest	322,750	302,901
Loans payable, net of debt discount of $0 and $250,000, respectively	525,000	275,000
Derivative liability	820,011	2,713,933
TOTAL LIABILITIES	2,515,303	4,053,385

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 300,000,000 shares authorized, 104,383,000 and 101,050,000 issued and outstanding, respectively Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	104,383	104,383
Additional paid-in capital	17,680,533	17,642,389
Accumulated deficit	(20,086,596)	(21,447,003)
TOTAL STOCKHOLDERS' DEFICIT	(2,301,680)	(3,700,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,623	$353,154

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011

REVENUES
Net revenue from projects	$269,945	$3,200
Net revenue (expense) from sale of products	(350)	-
TOTAL REVENUES	269,595	3,200

COST OF GOODS SOLD	240,410	-

GROSS PROFIT	29,185	3,200

OPERATING EXPENSES
Selling, general, and administrative	113,077	124,280
Advertising, marketing, and promotions	4,634	-
Consulting fees	107,000	-
Depreciation	283	2,496
Stock-based compensation	67,930	10,128
TOTAL OPERATING EXPENSES	292,924	136,904

LOSS FROM OPERATIONS	(263,739)	(133,704)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,776)	(13,084)
Amortization of debt discount	(250,000)	-
Change in fair value of derivative liability	1,893,922	-
TOTAL OTHER INCOME (EXPENSE)	1,624,146	(13,084)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,360,407	(146,788)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$1,360,407	$(146,788)

NET INCOME (LOSS) PER SHARE: BASIC	$0.01	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	104,383,000	101,259,935
DILUTED	131,330,147	101,259,935

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,360,407	$(146,788)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	283	2,496
Amortization of debt discount	250,000	-
Stock-based compensation	67,930	10,128
Change in fair value derivative liability	(1,893,922)	-
Changes in operating assets and liabilities:
Accounts receivable	(97,784)	-
Prepaid expenses	(8)	15,014
Accounts payable and accrued expenses	40,072	(3,999)
Due to related party	(21,561)	-
Billings in excess of costs and estimated earnings on uncompleted projects	67,480	-
Accrued Interest	19,849	13,233
Customer deposits	-	108,680
Net Cash Used in Operating Activities	(207,254)	(1,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,151)
Net Cash Used in Investing Activities	-	(3,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	100,000
Net Cash Provided by Operating Activities	-	100,000

Change in cash during the period	(207,254)	95,613
Cash at beginning of period	303,568	611,729
Cash at end of period	$96,314	$707,342

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$16,827
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Bioshaft Water Technology, Inc. (the “Company”) was originally incorporated under the laws of the state of Nevada on March 8, 2006.   The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $20,087,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2012, and the results of its operations and cash flows for the three months ended July 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The Company follows accounting guidance issued by the Financial Accounting Standards Board (“FASB”) on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2012 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of July 31, 2012 and April 30, 2012, the Company’s convertible loan payable of $500,000 and $250,000, and the Company’s derivative liability of $820,011 and $2,713,933, respectively were considered level 2 liabilities.

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

The Company excluded 13,300,000 and 7,100,000 common stock equivalents outstanding as of July 31, 2012 and 2011, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended July 31, 2012:

For the Three Months Ended July 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000
Warrants	6,947,147
Effect of conversion feature on loans payable	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	131,330,147

Net income as reported	$1,360,407
Add - Interest on convertible loans payable	18,904
Net income available to common stockholders	$1,379,311

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

New Accounting Pronouncements

The FASB issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the Company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement.

On February 13, 2012, the terms of the loan were changed to reflect a conversion feature and extend the maturity date to August 11, 2012. The loan is convertible into shares of the Company’s common stock, up to 20,000,000, at a price of $0.025 per share. Accrued interest related to this loan is $309,923 as of July 31, 2012.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15 “Derivatives and Hedging; Embedded Derivatives” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible loan. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. On February 13, 2012, the fair value of the conversion feature was recorded as a derivative liability and a discount to the convertible loan of $1,363,664 and $500,000, respectively. Amortization of the debt discount was $250,000 and zero for the three months ended July 31, 2012 and 2011, respectively.  As of July 31, 2012, there is no remaining debt discount on the loan.

The derivative liability is revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the July 31, 2012 and April 30, 2012 reporting dates using the following assumptions:

	July 31, 2012	April 30, 2012
Exercise price	$0.025	$0.025
Risk free interest rate	0.7%	1.4%
Expected dividend yield	0%	0%
Volatility	56%	161%
Expected life of options	.03 years	.5 years

During the three months ended July 31, 2012 and 2011, the Company recorded a gain on the change in fair value of derivative liability of $1,893,922 and zero, respectively.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the Company.  The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $12,827 as of July 31, 2012.

As of the date of the filing of these financial statements, both of the loans payable disclosed are in default for non-payment.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

Stock Options and Stock-Based Compensation

The Company previously granted 13,300,000 stock options to various employees and consultants for services rendered and to be rendered. As of July 31, 2012 and April 30, 2012, the Company had $12,493 and $42,279 in prepaid stock-based compensation for services to be rendered related to said options. The remaining prepaid stock-based compensation will be amortized over the next two quarters.

During the three months ended July 31, 2012 and 2011, the Company recorded $67,930 and $10,182 in stock-based compensation, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of July 31, 2012, the Company has consulting contracts with four related parties for total annual compensation of $380,000. Total amounts due to these related parties as of July 31, 2012 was $77,274. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the three months ended July 31, 2012.

As of July 31, 2012 and April 30, 2012, a former officer and current shareholder of the Company is due $206,000 for consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the three months ended July 31, 2012.

As of July 31, 2012 and April 30, 2012, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet.

As of April 30, 2012, the Company had a net amount due to a related party of $2,559. The amount was comprised of accounts receivable and accounts payable in which have the right of offset. The Company recognized net expense of $350 from the related party during the three months ended July 31, 2012.

During the three months ended July 31, 2012, the Company generated revenues of $248,060 from an entity controlled by a newly appointed board of director. As of July 31, 2012, the Company had a receivable from this entity of $80,000 included in accounts receivable on the accompanying balance sheet.

NOTE 6 - SUBSEQUENT EVENTS

See Note 3 for status of loans payable subsequent to the three months ended July 31, 2012.

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

As used in this quarterly report, the terms "Bioshaft", "we", "us", "our" and "our company" mean Bioshaft Water Technology, Inc., a Nevada corporation, unless otherwise indicated.

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

Effective September 28, 2007, we changed our name from "Pointstar Entertainment Corp." to "Bioshaft Water Technology, Inc.".

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing domestic waste water treatment plant systems, using our patented BioShaft unit - the BioShaft System.

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

•

Bioshaft completed the installation of its first plant for industrial application for a new brewery in Texas, USA. The 36m3/day (9,600 GPD) containerized plant is now ready to treat the influent from the brewery as soon as it reaches its planned capacity.

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

•

As of May 1, 2012, Bioshaft and Zuhier A. Zahran agreed to modify the implementation of the teaming projects. It was agreed that Zuhier A. Zahran would sign the contract with the clients and then issue a purchase order for the turnkey project to Bioshaft.  Bioshaft then would manage the financial accounting, engineering, and implement the project according to the contract.

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

On March 6, 2009 we entered a loan agreement with Premier Financial and Marketing Co. Ltd. pursuant to which Premier loaned our company $25,000 for the purposes of working capital. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing March 6, 2010.  The principal and all accrued and unpaid interest shall be due and paid in full on March 6, 2010.  On September 6, 2011 Premier agreed to extend the loan agreement until September 6, 2012.

On March 6, 2010 we signed a teaming agreement with Zuhier Zahran & Co., a development company based in Jeddah, Saudi Arabia. The agreement provided our company with an experienced and established business developer to immediately pursue and implement our business plan in the Saudi Arabian and the gulf market. This teaming agreement boosted sales orders and qualified Bioshaft to bid for large size plants and provided the recognition of Bioshaft technology by government agencies and design engineering firms. Some of these highlights are:

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

•

A 60 m3/day (15,852 GPD) plant is under construction in a Jeddah commercial center. Another 60 m3/day (15,852 GPD) was approved on February 21, 2011 serving the Al-Rai pharmaceutical industrial plant at Jeddah's industrial area.

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

Also on February 23, 2012, we entered into an amending agreement to a loan agreement and promissory note to modify the loan agreement and promissory note we originally entered into with Premier Financial Marketing Co. Ltd.  The parties agreed to amend the loan agreement to provide for a conversion feature.  Pursuant to the amending agreement, any amounts outstanding under the loan are convertible at the price of $0.025 per share of common stock upon the provision of seven days notice by the lender.

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick, Jr., whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months.  The employment agreement became effective upon the resignation of Mr. Zurawick’s predecessor, Hassan Hans Badreddine.  As compensation, we have agreed to pay Mr. Zurwick a base salary at an annual rate of US$210,000, pro-rated on a monthly basis.

As of April 30, 2012, our company agreed to a settlement with Imad A. Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director, regarding his consulting fees for the period from May 1, 2011 through April 30, 2012. Mr. Yassine is to receive a monthly consulting fee of $15,000. The total consulting fees accrued during that period amount to $180,000 and are to be paid in accordance with a mutually agreed upon schedule and terms.

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

Effective May 1, 2012, we entered into a consulting agreement with Sustainable Water Corp., a company operated by Imad Yassine.  Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000.

On July 1, 2012, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on, all other projects under the teaming agreement are paid by Zuhier Zahran & Co. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days.  The term of the consulting agreement is through June 30, 2013.

Effective July 1, 2012, we entered into a consulting agreement with SRA Real Estate Services, Inc. to assist our company in its organization and preparation corporate finance, administrative and management matters. For its services, SRA received compensation of $10,000 on execution of the consulting agreement and will receive $10,000 every 30 days afterward. The term of the agreement is until December 31, 2012.

Effective July 1, 2012, we entered into a consulting agreement with Hydro E+, LLC to assist our company in its corporate finance, marketing and business development matters. For its services, Hydro E+ received compensation of $7,000 on execution of the consulting agreement and will receive $7,000 every 30 days afterward. The term of the agreement is until June 30, 2013.

Results of Operations

Three Months Summary

	Three Months Ended
	July 31,
	2012	2011
Total revenue	$269,595	$3,200
Cost of goods sold	240,410	3,200
Operating expenses	292,924	136,804
Other income (expense)	1,624,146	(13,084)
Net income (loss)	$1,360,407	$(146,788)

Revenue

We have earned revenue of $269,595, during three month period ended July 31, 2012 as we enter into an agreements with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	July 31,
	2012	2011
Selling, general and administrative	$113,077	$124,280
Advertising, marketing and promotions	4,634	Nil
Consulting fees	107,000	Nil
Depreciation and amortization	283	2,496
Stock based compensation expense	67,930	10,128
Net loss from operations	$(263,739)	$(133,704)

Total operating expenses during the three months ended July 31, 2012 increased as compared to the comparative period in 2011 primarily due to increased advertising, marketing and promotions, consulting fees and stock based compensation expenses.

Liquidity and Financial Condition

Working Capital

As of July 31, 2012, our total current assets were $208,851 and our total current liabilities were $2,515,303 and we had a working capital deficit of $2,306,452.

	July 31,	April 30,
	2012	2012
Current assets	$208,851	$348,099
Current liabilities	2,515,303	4,053,385
Working capital deficiency	$(2,306,452)	$3,705,286

Cash Flows

	Three Months Ended
	July 31,
	2012	2011
Net cash flows provided by (used in) operating activities	$(207,254)	$(1,236)
Net cash flows provided by (used in) investing activities	Nil	(3,151)
Net cash flows provided by (used in) financing activities	Nil	100,000
Change in cash and cash equivalents during period	$(207,254)	$95,613

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of July 31, 2012, and the results of its operations and cash flows for the three months ended July 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our company follows accounting guidance issued by the Financial Accounting Standards Board (“FASB”) on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2012 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of July 31, 2012 and April 30, 2012, our company’s convertible loan payable of $500,000 and $250,000, and our company’s derivative liability of $820,011 and $2,713,933, respectively were considered level 2 liabilities.

Basic Loss per Common Share

Basic loss per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that our company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

Our company excluded 13,300,000 and 7,100,000 common stock equivalents outstanding as of July 31, 2012 and 2011, respectively, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended July 31, 2012:

For the Three Months Ended July 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000
Warrants	6,947,147
Effect of conversion feature on loans payable	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	131,330,147

Net income as reported	$1,360,407
Add - Interest on convertible loans payable	18,904
Net income available to common stockholders	$1,379,311

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

Recent Accounting Pronouncements

The FASB issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. Our company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our company or (iv) are not expected to have a significant impact on our company.

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

From inception to July 31, 2012, we have incurred an accumulated deficit of $20,086,596. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

We have a history of limited revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have only recently completed our acquisition of the U.K. patent in respect to the BioShaft System and our company has limited operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

10.7*	Loan Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd.
10.8	Teaming Agreement dated March 6, 2010 between our company and Zuheir Zahran & Co. (incorporated by reference from our quarterly report on Form 10-Q filed on December 15, 2011)
10.9	Stock Option Agreement made as of August 2, 2011 between our company and Walter Zurawick (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)
10.10

Stock Option Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.11	Employment Agreement made as of February 1, 2012 between our company and Walter J. Zurawick Jr. (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 29, 2012)
10.12	Amending Agreement made as of February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.13	Assignment Agreement made as of February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)

Exhibit Number	Description
10.14*	Consulting Agreement made as of May 1, 2012 between our company and Sustainable Water Corp.
10.15*	Consulting Agreement made as of July 1, 2012 between our company and Canadian Environmental Designers, Inc.
10.16*	Non-Disclosure Agreement made as of July 1, 2012 between our company and Canadian Environmental Designers, Inc.
10.17*	Consulting Agreement made as of July 1, 2012 between our company and SRA Real Estate Services, Inc.
10.18*	Consulting Agreement made as of July 1, 2012 between our company and Hydro E+, LLC
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 14, 2012	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 14, 2012	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)