Form 10-Q/A
period 2012-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-09-27
CIK 1365784

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

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended July 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 14, 2012 (the “Original Filing Date”), to amend financial statements as well as related financial information presented the Form 10-Q and also to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date.  The Balance Sheets contained certain incorrect financial information in the September 14, 2012 filing and which was also reflected in information presented the Form 10-Q.  Other than this change the information provided in this Form 10-Q/A does not modify or update in any way disclosures made in the Form 10-Q.   No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(UNAUDITED)

	July 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$96,314	$303,568
Accounts receivable, net	97,784	-
Prepaid expenses	14,753	44,531
Total Current Assets	208,851	348,099

Property and equipment, net	2,524	2,807

Deposits	2,248	2,248

TOTAL ASSETS	$213,623	$353,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$705,570	$665,498
Due to related party	2,559	24,120
Billings in excess of costs and estimated earnings on uncompleted projects	139,413	71,933
Accrued interest	322,750	302,901
Loans payable, net of debt discount of $0 and $250,000, respectively	525,000	275,000
Derivative liability	820,011	2,713,933
TOTAL LIABILITIES	2,515,303	4,053,385

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 300,000,000 shares authorized, 104,383,000 and 104,383,000 issued and outstanding, respectively Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	104,383	104,383
Additional paid-in capital	17,680,533	17,642,389
Accumulated deficit	(20,086,596)	(21,447,003)
TOTAL STOCKHOLDERS' DEFICIT	(2,301,680)	(3,700,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$213,623	$353,154

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

Results of Operations

Three Months Summary

	Three Months Ended
	July 31,
	2012	2011
Total revenue	$269,595	$3,200
Cost of goods sold	240,410	3,200
Operating expenses	292,924	136,904
Other income (expense)	1,624,146	(13,084)
Net income (loss)	$1,360,407	$(146,788)

Revenue

We have earned revenue of $269,595, during three month period ended July 31, 2012 as we enter into an agreements with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	July 31,
	2012	2011
Gross Profit	$29,185	$3,200
Selling, general and administrative	$113,077	$124,280
Advertising, marketing and promotions	4,634	Nil
Consulting fees	107,000	Nil
Depreciation and amortization	283	2,496
Stock based compensation expense	67,930	10,128
Net loss from operations	$(263,739)	$(133,704)

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

10.7	Loan Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.8	Teaming Agreement dated March 6, 2010 between our company and Zuheir Zahran & Co. (incorporated by reference from our quarterly report on Form 10-Q filed on December 15, 2011)
10.9	Stock Option Agreement made as of August 2, 2011 between our company and Walter Zurawick (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)
10.10

Stock Option Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.11	Employment Agreement made as of February 1, 2012 between our company and Walter J. Zurawick Jr. (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 29, 2012)
10.12	Amending Agreement made as of February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.13	Assignment Agreement made as of February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)

Exhibit Number	Description
10.14	Consulting Agreement made as of May 1, 2012 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.15	Consulting Agreement made as of July 1, 2012 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.16

Non-Disclosure Agreement made as of July 1, 2012 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)

10.17	Consulting Agreement made as of July 1, 2012 between our company and SRA Real Estate Services, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.18	Consulting Agreement made as of July 1, 2012 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Filed herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 27, 2012	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 27, 2012	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)