Form 10-Q
period 2012-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2012-12-21
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
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
104,383,000 common shares issued and outstanding as of December 12, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended October 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(UNAUDITED)

	October 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$4,990	$303,568
Accounts receivable, net	24,000	-
Prepaid expenses	1,846	44,531
Total Current Assets	30,836	348,099

Property and equipment, net	2,241	2,807

Deposits	2,248	2,248

TOTAL ASSETS	$35,325	$353,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$648,691	$665,498
Due to related party	-	24,120
Billings in excess of costs and estimated earnings on uncompleted projects	33,517	71,933
Accrued interest	342,600	302,901
Loans payable, net of debt discount of $0 and $250,000, respectively	525,000	275,000
Derivative liability	540,918	2,713,933
TOTAL LIABILITIES	2,090,726	4,053,385

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 300,000,000 shares authorized, 104,383,000 and 104,383,000 issued and outstanding, respectively Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	104,383	104,383
Additional paid-in capital	17,687,932	17,642,389
Accumulated deficit	(19,847,716)	(21,447,003)
TOTAL STOCKHOLDERS' DEFICIT	(2,055,401)	(3,700,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,325	$353,154

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011

REVENUES
Net revenue from projects	$139,158	493,520	$409,103	$496,720
Net revenue (expense) from sale of products	-	-	(350)	-
TOTAL REVENUES	139,158	493,520	408,753	496,720

COST OF GOODS SOLD	41,821	134,337	282,231	134,337

GROSS PROFIT	97,337	359,183	126,522	362,383

OPERATING EXPENSES
Selling, general, and administrative	116,710	249,152	229,787	373,432
Advertising, marketing, and promotions	1,884	-	6,518	-
Consulting fees	111,779	-	218,779	-
Depreciation	283	2,496	566	4,992
Stock-based compensation	18,046	20,820	85,976	30,948
TOTAL OPERATING EXPENSES	248,702	272,468	541,626	409,372

LOSS FROM OPERATIONS	(151,365)	86,715	(415,104)	(46,989)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	-	-
Interest income (expense), net	(19,844)	(307)	(39,620)	(12,777)
Amortization of debt discount	-	-	(250,000)	-
Gain on settlement with ZAZ	130,996	-	130,996	-
Change in fair value of derivative liability	279,093	-	2,173,015	-
TOTAL OTHER INCOME (EXPENSE)	390,245	(307)	2,014,391	(12,777)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	238,880	86,408	1,599,287	(59,766)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$238,880	$86,408	$1,599,287	$(59,766)

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$0.00	$0.02	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$0.00	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	104,383,000	101,716,000	104,383,000	101,506,521
DILUTED	130,407,214	101,716,000	130,934,012	101,506,521

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,599,287	$(59,766)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	566	4,992
Amortization of debt discount	250,000	-
Stock-based compensation	45,543	30,948
Change in fair value derivative liability	(2,173,015)	-
Changes in operating assets and liabilities:
Accounts receivable	(24,000)	(284,840)
Inventory	-	-
Prepaid expenses	42,685	15,014
Accounts payable and accrued expenses	(16,807)	52,144
Due to related party	(24,120)	-
Billings in excess of costs and estimated earnings on uncompleted projects	(38,416)	-
Accrued interest	39,699	27,981
Customer deposits	-	-
Net Cash Used in Operating Activities	(298,578)	(213,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,561)
Net Cash Used in Investing Activities	-	(4,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	100,000
Loan receivable - related party	-	(315,000)
	-	-
	-	-
Net Cash Provided by Financing Activities	-	(215,000)

Change in cash during the period	(298,578)	(433,088)
Cash at beginning of period	303,568	611,729
Cash at end of period	$4,990	$178,641

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$16,827
Cash paid for income taxes	$-	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $19,847,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2012, and the results of its operations and cash flows for the six months ended October 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2012.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2012 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of October 31, 2012 and April 30, 2012, the Company’s convertible loan payable of $500,000 and $250,000, and the Company’s derivative liability of $540,918 and $2,713,933, respectively were considered level 2 liabilities.

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

The Company excluded 12,300,000 common stock equivalents outstanding for the three and six months ended October 31, 2012, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three and six months ended October 31, 2012:

	For the Three	For the Six
	Months Ended	Months Ended
	October 31, 2012	October 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000	104,383,000
Warrants	6,024,214	6,551,012
Convertible loans payable	20,000,000	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	130,407,214	130,934,012

Net income as reported	$238,880	$1,599,287
Add - Interest on convertible loans payable	19,844	39,620
Net income as adjusted	$258,724	$1,638,907

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

NOTE 3 - LOANS PAYABLE

On August 11, 2008, the Company obtained a loan payable of $500,000 accruing interest at 15%, secured by the assets of the Company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement.

On February 13, 2012, the terms of the loan were changed to reflect a conversion feature and extend the maturity date to August 11, 2012. The loan is convertible into shares of the Company’s common stock, up to 20,000,000, at a price of $0.025 per share. Accrued interest related to this loan is $328,827 as of October 31, 2012.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15 “Derivatives and Hedging; Embedded Derivatives” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible loan. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. On February 13, 2012, the fair value of the conversion feature was recorded as a derivative liability and a discount to the convertible loan of $1,363,664 and $500,000, respectively. Amortization of the debt discount was $250,000 and zero for the six months ended October 31, 2012 and 2011, respectively.  As of October 31, 2012, there is no remaining debt discount on the loan.

The derivative liability is revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the October 31, 2012 and April 30, 2012 reporting dates using the following assumptions:

	October 31, 2012	April 30, 2012
Exercise price	$0.025	$0.025
Risk free interest rate	0.07%	1.4%
Expected dividend yield	0%	0%
Volatility	186%	161%
Expected life of options	.03 years	.5 years

During the six months ended October 31, 2012 and 2011, the Company recorded a gain on the change in fair value of derivative liability of $2,173,015 and zero, respectively.

On March 6, 2009, the Company obtained a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the Company.  The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $13,733 as of October 31, 2012.

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

Stock Options and Stock-Based Compensation

The Company previously granted 13,300,000 stock options to various employees and consultants for services rendered and to be rendered. As of October 31, 2012, 12,300,000 of these stock options are outstanding. As of October 31, 2012 and April 30, 2012, the Company had $1,846 and $42,279 in prepaid stock-based compensation for services to be rendered related to said options. The remaining prepaid stock-based compensation will be amortized over the next two quarters.

During the six months ended October 31, 2012 and 2011, the Company recorded $85,976 and $30,948 in stock-based compensation, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

As of October 31, 2012, the Company has consulting contracts with four related parties for total annual compensation of $384,000. Total amounts due to these related parties as of October 31, 2012 was $73,000. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of October 31, 2012 and April 30, 2012, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the six months ended October 31, 2012.

As of October 31, 2012 and April 30, 2012, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the six months ended October 31, 2012.

As of April 30, 2012, the Company had a net amount due to a related party of $2,559. The amount was comprised of accounts receivable and accounts payable which have the right of offset. The Company recognized net expense of $350 from the related party during the six months ended October 31, 2012.

During the six months ended October 31, 2012, the Company generated revenues of $248,060 from an entity controlled by a newly appointed board of director. As of October 31, 2012, the Company had a receivable from this entity of $24,000 included in accounts receivable on the accompanying balance sheet. See below for further information regarding this receivable.

On October 15, 2012, the Company entered into a settlement agreement with Zuhier Ahmad Zahran & Co. ("ZAZ"). Under the terms of the agreement, the Company transferred the responsibility of all outstanding projects in which ZAZ was acting as the teaming partner to ZAZ. Addition, ZAZ obtained the right to distribute the Company's products for a period of two years. In connection with this transaction, the Company recorded a gain on ZAZ settlement of $130,996 which was the result of $24,000 in receivable from ZAZ and the relief of liabilities and deposits of $106,996, net of a $30,000 in accounts receivable from ZAZ. The Company recorded the transaction as other income and expense as the transaction is a one-time transaction and the Company intends to generate future revenues from ZAZ through the distribution of their product. The Company received the $24,000 subsequent to October 31, 2012.

NOTE 6 - SUBSEQUENT EVENTS

See Note 5 for discussion of a subsequent event.

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

•

The continued marketing efforts in the Middle East resulted in Bioshaft being awarded contracts for the WETICO/ MODA project in Saudi Arabia and the DELMON project in Bahrain. On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co., which replaces the teaming agreement entered into with Zuhier Ahmad Zahran & Co. As a result Zuhier Ahmad Zahran & Co. is now in charge of these contracts.BioShaft received a purchase order for a 14,000 M3/DAY (3,700,000 GPD) Domestic waste water treatment plant for the Ministry of Defense in Saudi Arabia and is located at the Saudi Arabian Military City near Hafr El Baten. Procurement and fabrication was started and completion is anticipated during the third quarter of 2012.

•

A purchase order was received for a 400 M3/DAY (105,715 GPD) WWTP for the DELMON Poultry in Bahrain. Construction was started and completion is anticipated during the September 2012.

On August 11, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of the loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 11, 2009. The loan is to be used for general working capital purposes.  The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008.  The principal and all accrued and unpaid interest shall be due and paid in full on August 11, 2009.

On March 6, 2009 we entered a loan agreement with Premier pursuant to which Premier loaned our company $25,000 for the purposes of working capital. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing March 6, 2010.  The principal and all accrued and unpaid interest shall be due and paid in full on March 6, 2010.  On September 6, 2011 Premier agreed to extend the loan agreement until September 6, 2012.  Our company is in default of this loan and has requested a further extension from Premier.  Should Premier choose not to grant an extension they will have the option to call the loan.

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

•

The balance for the loan taken by Imad A. Yassine in October 2011 of $215,000.

•

The balance of the expense charges paid on behalf of our company by Mr. Yassine of $12,402.82.

•

The total of the Geico auto insurance for Imad Yassine of $2,423.35.

•

Our company agreed to sell the 2005 BMW company car for a net price of $6,000.

Effective May 1, 2012, we entered into a consulting agreement with Sustainable Water Corp., a company operated by Imad Yassine.  Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000.

Effective July 1, 2012, we entered into a consulting agreement with SRA Real Estate Services, Inc. to assist our company in our organization and preparation corporate finance, administrative and management matters. For its services, SRA received compensation of $10,000 on execution of the consulting agreement and will receive $10,000 every 30 days afterward. The term of the agreement is until December 31, 2012.

Effective July 1, 2012, we entered into a consulting agreement with Hydro E+, LLC to assist our company in corporate finance, marketing and business development matters. For its services, Hydro E+ received compensation of $7,000 on execution of the consulting agreement and will receive $7,000 every 30 days afterward. The term of the agreement is until June 30, 2013.

On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co., which replaces the teaming agreement entered into with Zuhier Ahmad Zahran & Co. on March 6, 2010.  Under the distributor agreement Zuhier Ahmad Zahran & Co. will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years. The international distributor agreement replaces the teaming agreement entered into with Zuhier Zahran & Co. on March 6, 2010.

On October 15, 2012, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days. The term of the consulting agreement is through June 30, 2013. This consulting agreement replaces the consulting agreement entered into with Canadian Environmental Designers Inc. on July 1, 2012.

Also as of October 15, 2012, our company agreed to a settlement with Zuhier Ahmad Zahran & Co. and Square Meter Corporation regarding all active and outstanding accounts. Our company is to receive a total settlement amount of $24,000. The total settlement is to be paid in accordance with a mutually agreeable terms and schedule.

Furthermore, our company agreed to the following settlement with Zuhier Ahmad Zahran & Co.:

1.

The balance for our account with Square Meter Corporation of $2,134 owed by our company to Square Meter Corporation.

2.

The balance of the old teaming projects of $116,526 owed to our company by Zuhier Ahmad Zahran & Co. from the projects’ profit.

3.

The balance for the administrative account with Zuhier Ahmad Zahran & Co. of $90,392 owed by our company to Zuhier Ahmad Zahran & Co.

Results of Operations

Three Months Summary

	Three Months Ended
	October 31,
	2012	2011
Total revenue	$139,158	$493,520

Cost of sales	41,821	134,337
Operating expenses	248,702	272,468
Other (income) expense	(390,245)	307
Net income (loss)	$238,880	$86,408

Six Months Summary

	Six Months Ended
	October 31,
	2012	2011
Total revenue	$408,753	$496,720

Cost of sales	282,231	134,337
Operating expenses	541,626	409,372
Other (income) expense	(2,014,391)	12,777
Net income (loss)	$1,599,287	$(59,766)

Revenue

We have earned revenue of $139,158 and $408,753, respectively, during three and six month periods ended October 31, 2012 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products.

Expenses

	Three Months Ended
	October 31,
	2012	2011
Gross profit	$97,337	$359,183
Selling, general and administrative	116,710	249,152
Advertising, marketing and promotions	1,884	Nil
Consulting fees	111,779	Nil
Depreciation	283	2,496
Stock based compensation expense	18,046	20,820
Net loss from operations	$(151,365)	$86,715

	Six Months Ended
	October 31,
	2012	2011
Gross profit	$126,522	$362,383
Selling, general and administrative	229,787	373,432
Advertising, marketing and promotions	6,518	Nil
Consulting fees	218,779	Nil
Depreciation	566	4,992
Stock based compensation expense	85,976	30,948
Net loss from operations	$(415,104)	$(46,989)

Total operating expenses during the three months ended October 31, 2012 decreased as compared to the comparative period in 2011 primarily due to a decrease in selling, general and administrative expenses, depreciation and stock-based compensation.

Total operating expenses during the six months ended October 31, 2012 increased as compared to the comparative period in 2011 primarily due to an increase in advertising, marketing and promotions, consulting fees and stock-based compensation.

Liquidity and Financial Condition

Working Capital

As of October 31, 2012, our total current assets were $30,836 and our total current liabilities were $2,090,726 and we had a working capital deficit of $2,059,890.

	October 31,	April 30,
	2012	2012
Current assets	$30,836	$348,099
Current liabilities	2,090,726	4,053,385
Working capital deficiency	$(2,059,890)	$(3,705,286)

Cash Flows

	Six Months Ended
	October 31,
	2012	2011
Net cash flows provided by (used in) operating activities	$(298,578)	$(213,527)
Net cash flows provided by (used in) investing activities	Nil	(4,561)
Net cash flows provided by (used in) financing activities	Nil	178,641
Net increase (decrease) in cash during period	$(298,578)	$(433,088)

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

Employees

We plan to employ a number of executive officers including a vice president of sales and marketing and three sales engineers. We plan to employ these resources within the next 12 months. We anticipate that we may spend up to $180,000 to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of October 31, 2012, and the results of its operations and cash flows for the three and six months ended October 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2012.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2012 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of October 31, 2012 and April 30, 2012, our company’s convertible loan payable of $500,000 and $250,000, and our company’s derivative liability of $540,918 and $2,713,933, respectively were considered level 2 liabilities.

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

Our company excluded 12,300,000 common stock equivalents outstanding for the three and six months ended October 31, 2012, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended October 31, 2012:

	For the Three	For the Six
	Months Ended	Months Ended
	October 31, 2012	October 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000	104,383,000
Warrants	6,024,214	6,551,012
Convertible loans payable	20,000,000	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	130,407,214	130,934,012

Net income as reported	$238,880	$1,599,287
Add - Interest on convertible loans payable	19,844	39,620
Net income as adjusted	$258,724	$1,638,907

Add - Interest on convertible loans payable	19,844	30,620
Net income as adjusted	$258,724	$1,638,907

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

From inception to October 31, 2012, we have incurred an accumulated deficit of $19,847,716. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

7

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
10.1

Asset Purchase Agreement dated September 18, 2007 between our company and Hans Bio Shaft Limited and Hassan Hans Badreddine (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)

10.2	Patent Assignment Agreement dated September 18, 2007 between our company and Hans Bio Shaft Limited (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)
10.3	Stock Option Plan dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)
10.4	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
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

10.10	Employment Agreement made as of February 1, 2012 between our company and Walter J. Zurawick Jr. (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 29, 2012)
10.11	Amending Agreement made as of February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)

Exhibit Number	Description
10.12	Assignment Agreement made as of February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.13	Consulting Agreement made as of May 1, 2012 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.14

Non-Disclosure Agreement made as of July 1, 2012 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)

10.15	Consulting Agreement made as of July 1, 2012 between our company and SRA Real Estate Services, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.16	Consulting Agreement made as of July 1, 2012 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.17*	International Distribution Agreement made as of October 15, 2012 between our company and Zuhier Ahmad Zahran & Co.
10.18*	Consulting Agreement made as of October 15, 2012 between our company and Canadian Environmental Designers, Inc.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 21, 2012	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 21, 2012	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)