Form 10-Q
period 2013-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2013-03-18
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013
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
104,383,000 common shares issued and outstanding as of March 06, 2013.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2013	2012
ASSETS
Current Assets
Cash	$2,776	$303,568
Accounts receivable, net	-	-
Prepaid expenses	2,261	44,531
Total Current Assets	5,037	348,099

Property and equipment, net	1,958	2,807

Deposits	2,248	2,248

TOTAL ASSETS	$9,243	$353,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$862,314	$665,498
Due to related party	-	24,120
Billings in excess of costs and estimated earnings on uncompleted projects	33,517	71,933
Accrued interest	362,449	302,901
Loans payable, net of debt discount of $0 and $250,000, respectively	525,000	275,000
Derivative liability	800,121	2,713,933
TOTAL LIABILITIES	2,583,401	4,053,385

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 300,000,000 shares authorized, 104,383,000 and 101,050,000 issued and outstanding, respectively Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	104,383	104,383
Additional paid-in capital	17,699,209	17,642,389
Accumulated deficit	(20,377,750)	(21,447,003)
TOTAL STOCKHOLDERS' DEFICIT	(2,574,158)	(3,700,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,243	$353,154

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended January 31, 2013	For the Three Months Ended January 31, 2012	For the Nine Months Ended January 31, 2013	For the Nine Months Ended January 31, 2012

REVENUES
Net revenue from projects	$-	$295,854	$409,103	$483,440
Net revenue (expense) from sale of products	-	-	(350)	-
TOTAL REVENUES	-	295,854	408,753	483,440

COST OF GOODS SOLD	2,442	261,508	284,673	382,701

GROSS PROFIT	(2,442)	34,346	124,080	100,739

OPERATING EXPENSES
Selling, general, and administrative	120,585	209,215	350,372	582,647
Advertising, marketing, and promotions	50	-	6,568	-
Consulting fees	114,500	-	333,279	-
Depreciation	283	2,496	849	7,488
Stock-based compensation	13,122	70,717	99,098	101,665
TOTAL OPERATING EXPENSES	248,540	282,428	790,166	691,800

LOSS FROM OPERATIONS	(250,982)	(248,082)	(666,086)	(591,061)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,849)	(31,617)	(59,469)	(44,394)
Amortization of debt discount	-	-	(250,000)	-
Gain on settlement with ZAZ	-	-	130,996	-
Change in fair value of derivative liability	(259,203)	-	1,913,812	-
TOTAL OTHER INCOME (EXPENSE)	(279,052)	(31,617)	1,735,339	(44,394)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(530,034)	(279,699)	1,069,253	(635,455)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(530,034)	$(279,699)	$1,069,253	$(635,455)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.01)	$(0.00)	$0.01	$(0.01)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.00)	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	104,383,000	101,716,000	104,383,000	101,506,521
DILUTED	104,383,000	101,716,000	130,567,316	101,506,521

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31, 2013	For the Nine Months Ended January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,069,253	$(635,455)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	849	7,488
Amortization of debt discount	250,000	-
Stock-based compensation	99,098	101,665
Change in fair value derivative liability	(1,913,812)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(300,443)
Inventory	-	(4,646)
Prepaid expenses	(8)	5,054
Accounts payable and accrued expenses	196,816	177,760
Due to related party	(24,120)	-
Billings in excess of costs and estimated earnings on uncompleted projects	(38,416)	-
Accrued interest	59,548	58,858
Customer deposits	-	175,901
Net Cash Used in Operating Activities	(300,792)	(413,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,567)
Net Cash Used in Investing Activities	-	(4,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	100,000
Loan receivable - related party	-	(215,000)
Net Cash Provided by Operating Activities	-	(115,000)

Change in cash during the period	(300,792)	(533,385)
Cash at beginning of period	303,568	611,729
Cash at end of period	$2,776	$78,344

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Bioshaft Water Technology, Inc. (the “Company”) was originally incorporated under the laws of the state of Nevada on March 8, 2006.   The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $20,377,750 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2013, and the results of its operations and cash flows for the nine months ended January 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2012.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2013 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of January 31, 2013 and April 30, 2012, the Company’s convertible loan payable of $500,000 and $250,000, and the Company’s derivative liability of $800,121 and $2,713,933, respectively were considered level 2 liabilities.

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

The Company excluded 12,300,000 common stock equivalents outstanding for the three and nine months ended January 31, 2013, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the nine months ended January 31, 2013:

For the Nine
Months Ended
January 31, 2013
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000
Warrants	6,184,316
Convertible loans payable	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	130,567,316

Net income as reported	$ 1,069,253
Add - Interest on convertible loans payable	56,712
Net income as adjusted	$ 1,125,965

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

NOTE 3 – LOANS PAYABLE

On August 11, 2008, the Company secured a loan payable of $500,000 accruing interest at 15%, secured by the assets of the Company, subject to a 3% financing fee and repayable on the one year anniversary date of the agreement.

On February 13, 2012, the terms of the loan were changed to reflect a conversion feature and extend the maturity date to August 11, 2012. The loan is convertible into shares of the Company’s common stock, up to 20,000,000, at a price of $0.025 per share. Accrued interest related to this loan is $347,731 as of January 31, 2013.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15 “Derivatives and Hedging; Embedded Derivatives” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible loan. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. On February 13, 2012, the fair value of the conversion feature was recorded as a derivative liability and a discount to the convertible loan of $1,363,664 and $500,000, respectively. Amortization of the debt discount was $250,000 and zero for the nine months ended January 31, 2013 and 2012, respectively.  As of January 31, 2013, there is no remaining debt discount on the loan.

The derivative liability is revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the January 31, 2013 and April 30, 2012 reporting dates using the following assumptions:

	January 31, 2013	April 30, 2012
Exercise price	$0.025	$0.025
Risk free interest rate	0.07%	1.4%
Expected dividend yield	0%	0%
Volatility	186%	161%
Expected life of options	.03 years	.5 years

During the nine months ended January 31, 2013 and 2012, the Company recorded a gain on the change in fair value of derivative liability of $1,913,812 and zero, respectively.

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the Company.  The term of this loan has been extended to September 6, 2012. Accrued interest related to this loan is $14,717 as of January 31, 2013.

As of the date of the filing of these financial statements, both of the loans payable disclosed are in default for non-payment.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

Stock Options and Stock-Based Compensation

The Company previously granted 13,300,000 stock options to various employees and consultants for services rendered and to be rendered. As of January 31, 2013 and April 30, 2012, the Company had zero and $42,279 in prepaid stock-based compensation for services to be rendered related to said options.

During the nine months ended January 31, 2013 and 2012, the Company recorded $99,098 and $101,665 in stock-based compensation, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2013, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties as of January 31, 2013 was $160,143. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

During the nine months ended January 31, 2013, a consulting contract with a related party expired on December 31, 2012 without renewal. As of January 31, 2013, amounts due to this former consultant were $35,000 and included within accounts payable and accrued expenses on the accompanying balance sheet

As of January 31, 2012, the Company's Chief Executive Officer has accrued salaries of $83,000. The amount is included in accounts payable and accrued expenses on the accompanying balance sheet.

As of January 31, 2013 and April 30, 2012, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the nine months ended January 31, 2013.

As of January 31, 2013 and April 30, 2012, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the nine months ended January 31, 2013.

As of April 30, 2012, the Company had a net amount due to a related party of $2,559. The amount was comprised of accounts receivable and accounts payable in which have the right of offset. The Company recognized net expense of $350 from the related party during the nine months ended January 31, 2013.

During the nine months ended January 31, 2013, the Company generated revenues of $248,060 from an entity controlled by a newly appointed board of director.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On October 15, 2012, the Company entered into a settlement agreement with Zuhier A. Zahran ("ZAZ"). Under the terms of the agreement, the Company transferred the responsibility of all outstanding projects in which ZAZ was acting as the teaming partner to ZAZ. Additionally, ZAZ obtained the right to distribute the Company's products for a period of two years. In connection, with transaction the Company recorded a gain on ZAZ settlement of $130,996 which was the result of $24,000 in receivable from ZAZ and the relief of liabilities and deposits of $106,996, net of a $30,000 in accounts receivable from ZAZ. The Company recorded the transaction as other income and expense as the transaction is a one-time transaction and the Company intends to generate future revenues from ZAZ through the distribution of their product. The Company received the $24,000 receivable from ZAZ during the three months ended January 31, 2013.

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

•

A contract was signed with a development and construction management company based in Colorado, USA, for a major refurbishment and capacity increase of WWTP for the ANA Hospital, A USA military hospital, in Kabul, Afghanistan. Bioshaft received approval from USACOE for the design and installation. Bioshaft finished the installation on May 23 2012 and commissioning of the entire system was completed on September 14, 2012.

•

As of May 1, 2012, Bioshaft and Zuhier A. Zahran agreed to modify the implementation of the teaming projects. It was agreed that Zuhier A. Zahran would sign the contract with the clients and then issue a purchase order for the turnkey project to Bioshaft.  Bioshaft then would manage the financial accounting, engineering, and implement the project according to the contract.

•

The continued marketing efforts in the Middle East resulted in Bioshaft being awarded contracts for the WETICO/ MODA project in Saudi Arabia and the DELMON project in Bahrain. On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co., which replaces the teaming agreement entered into with Zuhier Ahmad Zahran & Co. As a result Zuhier Ahmad Zahran & Co. is now in charge of these contracts.

•

BioShaft received a purchase order for a 14,000 M3/DAY (3,700,000 GPD) domestic waste water treatment plant for the Ministry of Defense in Saudi Arabia which is located at the Saudi Arabian Military City near Hafr El Baten. Procurement and fabrication was started and completion has been delayed by the civil contractor and in procuring the required permits for our engineers. Anticipated completion is first week of April, 2013.

•

A purchase order was received for a 400 M3/DAY (105,715 GPD) WWTP for the DELMON Poultry in Bahrain. Construction was started and installation and dry testing was completed in December 29, 2012. Start-up was completed in January 24, 2013.

On August 11, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of the loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 11, 2009. The loan is to be used for general working capital purposes.  The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008.  The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009.  On March 06, 2013, Premier agreed to extend the loan agreement until August 11, 2013.

On March 6, 2009, we entered a loan agreement with Premier pursuant to which Premier loaned our company $25,000 for the purposes of working capital. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing March 6, 2010. The principal and accrued interest were due on March 6, 2010.  On September 6, 2011, Premier agreed to extend the loan agreement until September 6, 2012. On March 6, 2013, Premier agreed to further extend the loan until March 6, 2014.

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

Also on February 23, 2012, we entered into an amending agreement to a loan agreement and promissory note to modify the loan agreement and promissory note we originally entered into with Premier Financial Marketing Co. Ltd. on March 6, 2009 and extended on September 6, 2011. The parties agreed to amend the loan agreement to provide for a conversion feature.  Pursuant to the amending agreement, any amounts outstanding under the loan are convertible at the price of $0.025 per share of common stock upon the provision of seven days notice by the lender.

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick, Jr., whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months. As compensation, we agreed to pay Mr. Zurawick a base salary at an annual rate of US $210,000, pro-rated on a monthly basis.

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

Furthermore, our company agreed to the payment of the following in settlement with Imad K. Yassine. As of the date of this report, payments have been applied against old accrued consulting payables:

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

Also as of October 15, 2012, our company agreed to a settlement with Zuhier Ahmad Zahran & Co. and Square Meter Corporation regarding all active and outstanding accounts. Under the terms of the agreement, our company transferred the responsibility of all outstanding projects in which Zuhier Ahmad Zahran & Co. was acting as the teaming partner to Zuhier Ahmad Zahran & Co. Additionally, Zuhier Ahmad Zahran & Co. obtained the right to distribute our company's products for a period of two years.  Our company agreed to receive a total settlement amount of $24,000. The settlement amount was paid on December 3, 2012.

Results of Operations

Three Months Summary

		Three Months Ended
		January 31,
		2013	2012
Total revenue	$	Nil	$295,854

Cost of goods sold		2,442	261,508
Total Operating expenses		248,540	282,428
Total Other (income) expense		279,052	31,617
Net income (loss)		$(530,034)	$(279,699)

Nine Months Summary

	Nine Months Ended
	January 31,
	2013	2012
Total revenue	$408,753	$483,440

Cost of goods sold	284,673	382,701
Total Operating expenses	790,166	691,800
Total Other (income) expense	(1,735,339)	44,394
Net income (loss)	$1,069,253	$(635,455)

Revenue

We have earned revenue of $Nil and $408,753, respectively, during three and nine month periods ended January 31, 2013 as we enter into an agreement(s) with our potential customers for the purchase and sale of our products. Our company did not record any revenue during the three months ended January 31, 2013 due to a current project nearing completion in the previous quarter in which our company is awaiting final sign off and a new project which is expected to commence subsequent to quarter end.

Expenses

	Three Months Ended
	January 31,
	2013	2012
Gross profit	$(2,442)	$34,346

Selling, general and administrative	120,585	209,215
Advertising, marketing and promotions	50	Nil
Consulting fees	114,500	Nil
Depreciation	283	2,496
Stock-based compensation expense	13,122	70,717
Net loss from operations	$(250,982)	$(248,082)

	Nine Months Ended
	January 31,
	2013	2012
Gross profit	$124,080	$100,739

Selling, general and administrative	350,372	582,647
Advertising, marketing and promotions	6,568	Nil
Consulting fees	333,279	Nil
Depreciation	849	7,488
Stock-based compensation expense	99,098	101,665
Net loss from operations	$(666,086)	$(591,061)

Total operating expenses during the three months ended January 31, 2013 decreased as compared to the comparative period in 2012 primarily due to decreases in selling, general and administrative expenses, depreciation and stock-based compensation.

Total operating expenses during the nine months ended January 31, 2013 increased as compared to the comparative period in 2012 primarily due to advertising, marketing and promotion expenses and consulting fees.

Liquidity and Financial Condition

Working Capital

As of January 31, 2013, our total current assets were $5,037 and our total current liabilities were $2,583,401 and we had a working capital deficit of $2,578,364.

	January 31,	April 30,
	2013	2012
Current assets	$5,037	$348,099
Current liabilities	2,583,401	4,053,385
Working capital deficiency	$(2,578,364)	$(3,705,286)

Cash Flows

	Nine Months Ended
	January 31,
	2013	2012
Net cash flows provided by (used in) operating activities	$(300,792)	$(413,818)
Net cash flows provided by (used in) investing activities	Nil	(4,567)
Net cash flows provided by (used in) financing activities	Nil	(115,000)
Net increase (decrease) in cash during period	$(300,792)	$(533,385)

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of January 31, 2013, and the results of its operations and cash flows for the nine months ended January 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2012.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2013 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of January 31, 2013 and April 30, 2012, our company’s convertible loan payable of $500,000 and $250,000, and our company’s derivative liability of $800,121 and $2,713,933, respectively were considered level 2 liabilities.

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

Our company excluded 12,300,000 common stock equivalents outstanding for the three and nine months ended January 31, 2013, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the nine months ended January 31, 2013:

For the Nine
Months Ended
December 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000
Warrants	6,184,316
Convertible loans payable	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	130,567,316

Net income as reported	$ 1,069,253
Add - Interest on convertible loans payable	56,712
Net income as adjusted	$ 1,125,965

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

From inception to January 31, 2013, we have incurred an accumulated deficit of $635,455. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risks.

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

10.15	Consulting Agreement made as of July 1, 2012 between our company and SRA Real Estate Services, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.16	Consulting Agreement made as of July 1, 2012 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.17	International Distribution Agreement made as of October 15, 2012 between our company and Zuhier Ahmad Zahran & Co.
10.18	Consulting Agreement made as of October 15, 2012 between our company and Canadian Environmental Designers, Inc.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dates effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 18, 2013	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 18, 2013	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)