Form 10-K
period 2013-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2013-08-14
CIK 1365784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52393

BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Ocean Blvd, 4th Floor, Long Beach, CA	90802
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	949.748.8050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes [X]    No [   ]

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2012 was $3,014,161.70 based on a $0.052 closing price for the Common Stock at the end of the Registrant’s second quarter on October 31, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

108,911,170 shares of common stock issued and outstanding as of July 31, 2013

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

As used in this annual report, the terms “we”, “us”, and “our company”, mean Bioshaft Water Technology, Inc. a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated on March 8, 2006, under the laws of the State of Nevada as “Pointstar Entertainment Corp.”. Effective September 28, 2007, we completed a merger with our subsidiary, “Bioshaft Water Technology, Inc.”, also a Nevada corporation. As a result, we changed our name from “Pointstar Entertainment Corp.” to “Bioshaft Water Technology, Inc.”. Our stock symbol is “BSHF”.

Our principal executive offices are located at 111 West Ocean Blvd, 4th Floor, Long Beach, CA 90802 and our telephone number is (949) 748-8050.

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

On September 18, 2007, we entered into an asset purchase agreement with Hans Bio Shaft Limited and Hassan Hans Badreddine, pursuant to which we acquired from Hans Bio Shaft U.K. Patent GB2390365 titled “Waste Water Treatment Plant and Method” and related United States and European patent applications for the design of a certain waste water treatment plant system. In consideration for the U.K. patent and related United States and European patent applications.

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing domestic waste water treatment plant systems, using our patented BioShaft unit – the BioShaft System.

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

•

A contract was signed with a development and construction management company based in Colorado, USA, for a major refurbishment and capacity increase of WWTP for the ANA Hospital, a USA military hospital, in Kabul, Afghanistan. Bioshaft received approval from USACOE for the design and installation. Bioshaft finished the installation on May 23, 2012 and commissioning of the entire system was completed on September 14, 2012.

•

As of May 1, 2012, Bioshaft and Zuhier A. Zahran (“ZAZ”) agreed to modify the implementation of the teaming projects. It was agreed that ZAZ would sign the contract with the clients and then issue a purchase order for the turnkey project to Bioshaft.  Bioshaft then would manage the financial accounting, engineering, and implement the project according to the contract.

•

The continued marketing efforts in the Middle East resulted in Bioshaft being awarded contracts for the WETICO/ MODA project in Saudi Arabia and the DELMON project in Bahrain. On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co. (“ZAZCo”), which replaces the teaming agreement entered into with ZAZCo. As a result ZAZCo. is now in charge of these contracts.

•

BioShaft received a purchase order for a 14,000 M3/day (3,700,000 GPD) domestic waste water treatment plant for the Ministry of Defense in Saudi Arabia and is located at the Saudi Arabian Military City near Hafr ElBaten.  Procurement and fabrication was started and completion has been delayed by the civil contractor and in procuring the required permits for our engineers. Anticipated completion is in September, 2013.

•

A purchase order was received for a 400 M3/day (105,715 GPD) WWTP for the DELMON Poultry in Bahrain. Construction was started and installation and dry testing was completed in December 29, 2012. Start-up was completed in January 24, 2013.

On August 6, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of a loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 6, 2009. The loan is to be used for general working capital purposes.  The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008.  The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009.  On March 06, 2013, Premier agreed to extend the loan agreement until August 11, 2013.

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

On March 6, 2010, we signed a teaming agreement with ZAZCo, a development company based in Jeddah, Saudi Arabia. The agreement provides our company with an experienced and established business developer to immediately pursue and implement our business plan in the Saudi Arabian and the gulf market. This teaming agreement boosted sales orders and qualified BioShaft to bid for large size plants and provided the recognition of BioShaft technology by government agencies and design engineering firms.

Effective February 23, 2012, we entered into an assignment of debt wherein we have agreed to accept $250,000 as consideration for the assignment of obligations under a loan agreement with Pedernales Brewing Company, LLC and Lee Hereford.  Pursuant to the terms of the assignment of debt, we have agreed to absolutely and unconditionally assign, transfer and set over all of our right, title and interest in and to the loan.  Further to the terms, we have the right to repurchase the loan for the remaining principal balance plus unpaid interest.

Also on February 23, 2012, we entered into an amending agreement to a loan agreement and promissory note to modify the loan agreement and promissory note we originally entered into with Premier on August 6, 2008.  The parties have agreed to amend the loan agreement to provide for a conversion feature.  Pursuant to the amending agreement, any amounts outstanding under the loan are convertible at the price of $0.025 per share of common stock upon the provision of seven days’ notice by the lender.

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick Jr. whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months.  As compensation, we have agreed to pay Mr. Zurawick a base salary at an annual rate of $210,000, pro-rated on a monthly basis.

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

Furthermore, our company agreed to the payment of the following in settlement with Imad a Yassine. As of the date of this report, payments have been applied against old accrued consulting payables:

1.

The balance for the loan taken by Imad A. Yassine in October 2011 of $215,000.

2.

The balance of the expense charges paid on behalf of our company by Mr. Yassine of $12,402.82.

3.

The total of the Geico auto insurance for Imad Yassine of $2,423.35.

4.

Our company agreed to sell the 2005 BMW company car for a net price of $6,000.

Effective May 1, 2012, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad Yassine.  Under the terms of the consulting agreement Sustainable Water Corp. will receive a monthly consulting fee of $15,000.

Effective July 1, 2012, we entered into a consulting agreement with Hydro E+, LLC to assist our company in corporate finance, marketing and business development matters. For its services, Hydro E+ received compensation of $7,000 on execution of the consulting agreement and will receive $7,000 every 30 days afterward. The term of the agreement is until June 30, 2013 and is currently being re-negotiated for another one year term.

On October 15, 2012, we entered into an international distributor agreement with ZAZCo, which replaces the teaming agreement entered into with ZAZCo on March 6, 2010.  Under the distributor agreement ZAZCo will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years.

On October 15, 2012, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director, Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days. The term of the consulting agreement is through June 30, 2013 and is currently being re-negotiated for another one year term.

Also as of October 15, 2012, our company agreed to a settlement with ZAZCo and Square Meter Corporation regarding all active and outstanding accounts. Under the terms of the agreement, our company transferred the responsibility of all outstanding projects in which ZAZCo was acting as the teaming partner to ZAZCo. Additionally, ZAZCo obtained the right to distribute our company's products for a period of two years.  Our company agreed to receive a total settlement amount of $24,000. The settlement amount was paid on December 3, 2012.

Principal Products

Our principal product is a domestic waste water treatment plant system. To date, there are currently 30 domestic waste water plants in use worldwide that use the BioShaft technology. This system is made using our patented BioShaft unit. BioShaft unit works by emulating and accelerating a natural process found in rivers. The waste water treatment plant system for which we use our BioShaft unit is called the “BioShaft System”. The BioShaft System comprises four treatment phases with BioShaft unit being used in the second treatment phase. The four treatment phases are:

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

Effluent disinfection

(d)  Sludge Treatment which includes:

•

Biomass collecting tank (only for larger capacities >10,000 m3/day)

Figure 1

The BioShaft System is an attached growth process for the biological treatment of the human (domestic) waste water. It is known that conventional suspended growth process requires large aeration and sedimentation volumes. These volumes can be reduced significantly with use of biomass carriers which have a high specific surface area.

The application of a large number of biomass carriers instead of sedimentation by surface aeration has a positive effect on the efficiency and size of the required equipment.

The waste water enters the BioShaft unit (see Figure 2) where it flows through the biological aeration filter chamber which contains the hollow plastic media (biomass carriers). Anoxic decomposition takes place on the inner surface (hollow area) of the biomass carrier, while on the outside, corrugated surface, the process is aerobic. This ensures a high level of sewage purification at fast speed.

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

Treated water flows to final sedimentation compartment in the BioShaft unit where suspended particles sink down to the bottom of the tank. This active biomass is then transferred back to the balance tank at periodic intervals by the airlift system which eliminates the need for sludge pumps.

Purified water rises up the outer compartment of the BioShaft unit to the outlet and flows to the clarifier tank for final settlement and polishing before discharge. Any remaining biomass will settle to the bottom of the clarifier tank and will be periodically airlifted back to the balance tank.

Odors are eliminated due to the absorption of large quantities of oxygen in the system which converts odorous gases into dissolved chemicals.

On January 7, 2008, we launched a new product line of packaged domestic wastewater treatment systems ideal for emergency situations such as sewage overflow, system failure, natural disasters and military uses.

The new Turbo – MBBR BioShaft Packaged system is mobile and delivered ready for immediate installation. It is a pre-engineered, standard, packaged system designed as a complete domestic wastewater solution. The T-MBBR BioShaft Packaged System is a compact and economic alternative that provides customers with a quick means of installation and commissioning in the event of a sewage emergency situation. The United States has many aging and overburdened sewage systems which result in regular sewage overflows and the BioShaft Packaged System was designed for these emergency situations and can handle from 5000 up to 30,000 gallons per day.

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

Market

Our market for the T-MBBR BioShaft System encompasses both the municipal and Industrial sector made up primarily of food and beverage opportunities worldwide. We will make direct sales calls to private contractors and industrial companies. For municipal projects, it will be necessary to assign a local agent or who is familiar with the market and the environmental government entities. This effort will also be supported with trade shows, sales brochures, website and online marketing.

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

United States Market Segment

We are headquartered in California, our focus for the future is the emerging oil industry in Texas and North Dakota where we are marketing a “state of the art” mobile wastewater treatment container for “man camps” wastewater.  Secondly, we will also focus our technology on the food and beverage market, specifically with generators less than 100,000 gallons per day wastewater.

We believe the market trends in the United States favor this approach, particularly in the food and beverage environment. Our competitive advantage is the number one priority by minimizing the total cost of ownership while maintaining flexible offering. We deliver world-class capabilities to meet the challenge faced by the food and beverage industry.

We have many qualities that differentiate us from the competition, such as rapid manufacturing fast commissioning, short ramp-up time, lower total cost of ownership, quick return on investment, continuous process through innovative service and support to ensure manufacturing quality through completely integrated production.

We believe the high costs for fresh water and tough discharge standards in the United States are forcing industries to seek cost effective methods to treat waste water and reuse it.

Central and Eastern European Market Segment

We planned to target the Central and Eastern European market segment, but have postponed targeting this market. One of the biggest drivers in this steadily growing market is the European Union directive for candidate countries. European Union funding aims at assisting new member and candidate countries to improve the waste water infrastructure in their regions.

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

Asian Market Segment

We have been working in both the industrial and domestic sector in Japan, Malaysia, Indonesia, China and the Philippines, working with select companies to forge a partnership.

In the Malaysia, China and the Philippines market, we believe there is a large market for both water and waste water treatment products and equipment and we expect this market segment it to grow over the next five years. We believe the best opportunities for U.S. exporters are products for both industrial and municipal water systems.

The Asian market water and waste water problems can be attributed to staggering population growth and industrialization. The result of this is a booming market for water and waste water treatment products and equipment.

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

While there are many competitors providing waste water treatment systems, our major competitors are GE/Zenon and Smith & Loveless. Smith & Loveless, in particular, has a technology called the membrane bio reactor. Even though there are many alternative technologies for sewage treatment, two major competing technologies for our BioShaft System are the traditional technologies such as activated sludge and membrane reactor treatments.

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

The sales strategy is to focus first on meeting the increased demand from our Middle East clients with whom our former officer and director, Dr. Badreddine, established relationships for larger orders. These clients are critical to our ability to acquire additional accounts. Secondly we will focus on increasing the volume to the Middle East market. When we have reached maximum sales to existing channels we can then shift the majority of our focus to securing additional regions using our innovative contract pricing techniques such as Build Own Operate. This sales strategy is to concentrate on that segment of the market that can be most easily captured by our company.

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

Regulating agencies can compel sewer treatment enterprises to construct improvements to their plants by requiring higher standards in effluent quality. If not in compliance with regulations, sewer enterprises may be subject to heavy fines. Regulation is therefore often the driving force behind increasing sewer treatment costs in the United States.

Intellectual Property

We own the inventions covered by United Kingdom Patent GB2390365 titled “Waste Water Treatment Plant and Method”. On February 10, 2009, we received our United States Patent from the United States Patent and Trademark Office for our wastewater treatment plant and method. The patent number is 7,488,413. We also acquired the following related patent applications from Hans Bio Shaft Limited under the Asset Purchase Agreement and the Patent Assignment Agreement:

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

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Employees

Our company has retained 6 consultants including Walter J. Zurawick, Jr., our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director.

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers by approximately January 2014. We anticipate that we may spend up to $60,000 to employee officers and employees and up to $50,000 in payroll taxes.

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

Subsidiaries

We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

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

From inception to April 30, 2013, we have incurred aggregate net losses of $20,700,759. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will not require additional cash based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Item 2.

Properties

We do not own any real property. Our principal business offices are located at 111 West Ocean Blvd, 4th Floor, Long Beach, CA 90802. We currently lease our space at rental payment of $500 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2013	$0.09	$0.06
January 31, 2013	$0.09	$0.02
October 31, 2012	$0.09	$0.05
July 31, 2012	$0.15	$0.05
April 30, 2012	$0.276	$0.04
January 31, 2012	$0.09	$0.04
October 31, 2011	$0.12	$0.06
July 31, 2011	$0.175	$0.066
April 30, 2011	$0.195	$0.055

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.

On July 31, 2013, the list of stockholders for our shares of common stock showed 34 registered stockholders and 108,911,170 shares of common stock outstanding.

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

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	6,200,000	$0.15	4,691,117(1)

Total	6,200,000	$0.15	4,691,117(1)

(1)

Based on 10% of the issued and outstanding shares, as allowed under the Stock Option Plan, on April 30, 2013, less the number of options issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2013.

Recent Sales of Unregistered Securities

On September 27, 2011, we issued 666,333 shares of common stock at $0.15 per share for total proceeds of $99,950. On February 23, 2012, we issued the 10,000,000 share purchase warrants to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

On March 22, 2013, our company entered into and closed subscription agreements with three non-US investors for the sale of an aggregate of 1,583,000 shares of our common stock at $0.15 per share for proceeds of $237,500. The sale and issuance of the aggregate total of 1,583,000 shares were made to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to an exemption from registration requirements found in Regulation S promulgated under the United States Securities Act of 1933, as amended.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2013 and April 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 14 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period, we intend to:

(a)

penetrate the waste water treatment industry worldwide by stressing the cost advantages and space saving capabilities of the BioShaft System;

(b)

build up a network of strategic alliances with several types of companies, including contractors that specialize in the construction of water treatment plants, engineering firms that work with municipalities and firms that specialize in “build own operate” project utilities;

(c)

form a partnership with a Chinese manufacturer that we can outsource to, and fabricate up to 2 BioShaft units per month within the first 3 months;

(d)

implement our pilot project in Southern California where we will setup and operate a packaged unit in order to complete the municipal permitting process for the California commission on environmental quality; and

(e)

fill the positions of  Vice President of Marketing and three sales engineers.

Not accounting for our working capital deficit of $1,087,147, We have estimated that we will not require additional cash based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months.  In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2014.

General and Administrative Expenses

We expect to spend $960,000 during the twelve-month period ending April 30, 2014 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2014.

Personnel Plan

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers by approximately January 2014. We anticipate that we may spend up to $780,000 to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

Results of Operations for the Years Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2013 and 2012.

Our operating results for the years ended April 30, 2013 and 2012 are summarized as follows:

	Year Ended
	April 30,
	2013	2012

Revenues	$515,532	$638,386
Cost of Revenues	$279,684	$470,027
Operating Expenses	$1,006,292	$1,266,391
Total Other (Income) Expense	$(1,516,688)	$2,779,217
Net Income (Loss)	$746,244	$(3,877,249)

Revenues

Our revenues for the year ended April 30, 2013 were $515,532, compared to our revenue for the year ended April 30, 2012, which were $638,386, representing a decrease of $122,854 resulting from our securing and completing contracts throughout the year.

Cost of Revenues

Our cost of revenues for the year ended April 30, 2013 were $279,684 (54.25% of revenues), compared to our cost of revenues for the year ended April 30, 2012, which were $470,027. We expect that our cost of sales will increase over the next twelve months, mainly due to increases in sales activity.

Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the year ended April 30, 2013 and April 30, 2012 are outlined in the table below:

		Year Ended
		April 30,
		2013	2012

Selling, general and administrative		$448,234	$178,841
Advertizing, marketing and promotions		$7,788	$114,059
Consulting fees		$432,179	$572,942
Depreciation		$1,123	$4,757
Travel	$	Nil	$101,608
Stock based compensation		$116,968	$205,018
Bad debt expense	$	Nil	$80,000
Loss on sale of assets	$	Nil	$9,166
Total Operating Expenses		$1,006,292	$1,266,391

The decrease in operating expenses for the year ended April 30, 2013, compared to the same period in fiscal 2012, was mainly due to an overall decrease in activity in our company in the attempt to secure contracts for our product.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2013	2012
Current assets	$331,532	$348,099
Current liabilities	$1,418,679	$4,053,385
Working capital deficiency	$(1,087,147)	$(3,705,286)

As of April 30, 2013, our total current assets were $331,532 and our total current liabilities were $1,418,679 and we had a working capital deficit of $1,087,147. Our financial statements report a net income of $746,244 for the year ended April 30, 2013, and a net loss of $3,877,249 for the year ended April 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At	At
		April 30, 2013	April 30, 2012

Net Cash (Used in) Operating Activities		$(225,236)	$(760,741)
Net Cash Provided by Investing Activities	$	Nil	$12,630
Net Cash Provided by Financing Activities		$237,500	$439,950
Cash (decrease) increase during the year		$12,264	$(308,161)

We had cash in the amount of $315,832 as of April 30, 2013 as compared to $303,568 as of April 30, 2012. We had a working capital deficit of $1,087,147 as of April 30, 2013 compared to working capital deficit of $3,705,286 as of April 30, 2012.

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

Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Our company determines the adequacy of this allowance by regularly evaluating the customer receivables. As of April 30, 2013 and 2012, our company had an accounts receivable balance of $15,700 and $80,000, respectively, and an allowance for doubtful accounts of $0 and $80,000, respectively, leaving a net accounts receivable balance of $15,700 and $Nil, respectively. The bad debt expense recognized was $0 and $80,000 for the years ended April 30, 2013 and 2012.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2013, the fair value of short-term financial instruments including cash overdraft, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations, approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligations.

The fair value of our company’s convertible debt is measured on a recurring basis (see Note 8).

The following table presents fair value measurements for major categories of our company’s financial liabilities measured at fair value on a recurring basis:

April 30, 2013
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Convertible debt	$ -	$ 194,853	$ -	$ 194,853

April 30, 2012
Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Convertible debt	$ -	$ 250,000	$ -	$ 250,000

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities”. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Our company did not elect the fair value option for any of its qualifying financial instruments.

Stock-Based Compensation

Our company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite vesting period.

Our company follows ASC 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC 505-50, these stock options and warrants issued as compensation for services provided to our company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioshaft Water Technology, Inc.

Long Beach, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bioshaft Water Technology, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 13, 2013

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS

	April 30,	April 30,
	2013	2012
ASSETS
Current Assets
Cash	$315,832	$303,568
Accounts receivable, net	15,700	-
Prepaid expenses	-	44,531
Total Current Assets	331,532	348,099

Property and equipment, net	1,684	2,807

Deposits	3,248	2,248

TOTAL ASSETS	$336,464	$353,154

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$777,165	$665,498
Due to related party	-	24,120
Billings in excess of costs and estimated earnings on uncompleted projects	294,797	71,933
Accrued interest, net of discount of $229,787 at April 30, 2013	151,864	302,901
Loans payable, net of debt discount of $330,147 and $250,000, respectively	194,853	275,000
Derivative liability	-	2,713,933
TOTAL LIABILITIES	1,418,679	4,053,385

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 108,911,170 and 104,383,000 issued and outstanding, respectively	108,911	104,383
Additional paid-in capital	19,509,633	17,642,389
Accumulated deficit	(20,700,759)	(21,447,003)
TOTAL STOCKHOLDERS' DEFICIT	(1,082,215)	(3,700,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$336,464	$353,154

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended April 30, 2013	For the Year Ended April 30, 2012

REVENUES
Net revenue from projects	$515,882	$620,426
Net revenue (expense) from sale of products	(350)	17,960
TOTAL REVENUES	515,532	638,386

COST OF REVENUES	279,684	470,027

GROSS PROFIT	235,848	168,359

OPERATING EXPENSES
Selling, general, and administrative	448,234	178,841
Advertising, marketing, and promotions	7,788	114,059
Consulting fees	432,179	572,942
Depreciation	1,123	4,757
Travel	-	101,608
Stock-based compensation	116,968	205,018
Bad debt expense	-	80,000
Loss on sale of assets	-	9,166
TOTAL OPERATING EXPENSES	1,006,292	1,266,391

LOSS FROM OPERATIONS	(770,444)	(1,098,032)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(78,593)	(52,595)
Loss on sale of receivables	-	(218,803)
Amortization of debt discount	(549,644)	(250,000)
Derivative expense	-	(863,664)
Inventory impairment	-	(43,886)
Gain on settlement with ZAZ	130,996	-
Change in fair value of derivative liability	2,013,929	(1,350,269)
TOTAL OTHER INCOME (EXPENSE)	1,516,688	(2,779,217)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	746,244	(3,877,249)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$746,244	$(3,877,249)

NET INCOME (LOSS) PER SHARE: BASIC	$0.01	$(0.04)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	105,028,582	101,601,350
DILUTED	131,288,665	101,601,350

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF APRIL 30, 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2011	101,050,000	$101,050	$16,816,123	$(17,569,754)	$(652,581)

Stock issued for cash	2,933,000	2,933	437,017	-	439,950
Stock issued for services	400,000	400	59,600	-	60,000
Stock options issued for services	-	-	113,137	-	113,137
Stock options issued in connection with sale of note receivable	-	-	193,406	-	193,406
Forgiveness of debt	-	-	23,106	-	23,106
Net loss	-	-	-	(3,877,249)	(3,877,249)

Balance, April 30, 2012	104,383,000	104,383	17,642,389	(21,447,003)	(3,700,231)

Stock-based compensation	-	-	74,690	-	74,690
Extinguishment of derivative liability	-	-	700,004	-	700,004
Discount on convertible note and accrued interest	2,945,170	2,945	856,633	-	859,578
Stock issued for cash	1,583,000	1,583	235,917	-	237,500
Net income	-	-	-	746,244	746,244

Balance, April 30, 2013	108,911,170	$108,911	$19,509,633	$(20,700,759)	$(1,082,215)

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended April 30, 2013	For the Year Ended April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$746,244	$(3,877,249)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of assets	-	43,886
Loss on sale of assets	-	9,166
Depreciation expense	1,123	4,757
Amortization of debt discount	549,644	250,000
Bad debt expense	-	80,000
Stock-based compensation	116,968	205,018
Derivative expense	-	863,664
Change in fair value derivative liability	(2,013,929)	1,350,269
Loss on sale of receivables	-	218,803
Changes in operating assets and liabilities:
Accounts receivable	(15,700)	(80,000)
Inventory	-	(43,886)
Prepaid expenses	2,253	(133)
Deposits	(1,000)	-
Interest receivable	-	(25,397)
Accounts payable and accrued expenses	111,667	68,350
Due to related party	(24,120)	24,120
Billings in excess of costs and estimated earnings on uncompleted projects	222,864	71,933
Accrued interest	78,750	75,958
Net Cash Used in Operating Activities	(225,236)	(760,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,370)
Proceeds from sale of assets	-	16,000
Net Cash Provided by Investing Activities	-	12,630

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	237,500	439,950
Net Cash Provided by Financing Activities	237,500	439,950

Change in cash during the year	12,264	(308,161)
Cash at beginning of the year	303,568	611,729
Cash at end of the year	$315,832	$303,568

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Debt discount due to common stock and beneficial conversion feature	$506,059	$-
Discount on accrued interest	$353,519	$-
Derivative liability reclassed to additional paid-in capital	$700,004	$-
Debt discount from fair value of embedded derivative	$-	$500,000
Stock options issued for services recorded as prepaid expense	$-	$19,704
Forgiveness of debt recorded as contributed capital	$-	$23,106
Stock options issued for note receivable	$-	$193,406

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Business

Bioshaft Water Technology, Inc. (the “Company”) was originally incorporated under the laws of the state of Nevada on March 8, 2006.   The Company owns worldwide patented technology and is in the business of designing, manufacturing and installing wastewater (sewage) treatment plants using its technology.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $20,701,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2013 and April 30, 2012, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of April 30, 2013 and 2012, the Company’s convertible loan payable of $500,000 and $250,000, and the Company’s derivative liability of $0 and $2,713,933, respectively were considered level 2 liabilities.

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

Basic Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

The Company excluded 11,300,000 common stock equivalents outstanding for the year ended April 30, 2013, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the year ended April 30, 2013:

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

For the Year
Ended
April 30, 2013
Weighted average common shares outstanding used in calculating basic earnings per share	105,028,582
Warrants	6,260,083
Convertible loans payable	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	131,288,665

Net income as reported	$ 746,244
Add - Interest on convertible loans payable	78,750
Net income as adjusted	$ 824,994

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly evaluating the customer receivables and at time obtaining prepayments on contracts. During the years ended April 30, 2013 and 2012, there were no provisions for uncollectible accounts receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 Years
Automobile	3 Years
Demonstration equipment	5 Years

Convertible Debt

Convertible debt is accounted for under the guidelines established by Accounting Standards Codification (“ASC”) 470 “Debt with Conversion and Other Options” and ASC 740 “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants, if any, issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital.

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation – Stock Compensation”, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its BCF’s in accordance with ASC 470 “Modifications and Exchanges”. ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite vesting period.

The Company follows ASC 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, under the provisions ASC 815 – “Derivatives and Hedging” certain financial instruments that have characteristics of a derivative, as defined by ASC 815, such as embedded conversion features on our convertible notes, that are potentially settled in the Company’s own common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value each reporting period.

The value of the embedded conversion feature was determined using the Black-Scholes option pricing model. All changes in the fair value of the embedded conversion feature were recognized currently in earnings until the note was extinguished. Determining the fair value of derivative financial instruments involved judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, volatility and other factors. The use of different assumptions could have a material effect on the estimated fair value amounts.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. To date no such provisions have been recorded.

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at April 30, 2013.

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2013	2012
Computer equipment	15,177	15,177
Total cost	15,177	15,177
Less: accumulated depreciation	(13,493)	(12,370)
Property and equipment, net	$ 1,684	$ 2,807

Depreciation expense was $1,123 and $4,757 for the years ended April 30, 2013 and 2012, respectively. During the year ended April 30, 2012, the Company sold equipment for a net loss of $9,166.

NOTE 4. NOTE RECEIVABLE

On August 1, 2011, the Company issued a note receivable to a client for products received in the amount of $300,000 accruing 18% interest per annum. An initial payment of $50,000 was made on August 1, 2011 and the remaining $250,000 was to be repaid in 40 monthly installments ranging from $2,076 to $22,000 starting March 1, 2012 and ending May 1, 2015.

On February 23, 2012, the Company sold the note receivable to a third party for $250,000 cash and issued 10,000,000 warrants at an exercise price of $0.025 for a period of five years in connection with the sale of the note. Based on the fair value of the warrants on the issue date ($854,354), $193,406 was allocated to the warrants and $25,397 was recognized as interest income, leaving a total loss on the sale of the note of $218,803 during the year ended April 30, 2012.

NOTE 5. LOANS PAYABLE

$500,000 Convertible Note

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

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15 “Derivatives and Hedging; Embedded Derivatives” which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible loan. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. On February 13, 2012, the fair value of the conversion feature was recorded as a derivative liability and a discount to the convertible loan of $1,363,664 and $500,000, respectively. Amortization of the debt discount was $250,000 and $250,000 for the years ended April 30, 2013 and 2012, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

On March 6, 2013, the convertible note was modified to extend the maturity date to August 11, 2013, which as of the date of this filing is in default.  As consideration for the extension, 2,811,873 common shares of the Company’s common stock were issued to the lender.  The common shares were valued at $168,712 based on the closing market price of the Company's common stock on the date of the agreement. The modification qualified for extinguishment accounting whereby the former convertible note was considered extinguished and a new convertible note issued.  Accordingly, the derivative liability allocated with the extinguished convertible note no longer required liability accounting as the conversion price of the convertible note was fixed at $0.025 per share. Thus, the derivative liability was valued immediately before extinguishment, using the inputs noted below at March 6, 2013, with the remaining balance of $700,004 being charged to additional paid-in capital.  Because the terms of the modified note included a fixed conversion price and because the Company has an adequate number of common shares available to be issued to cover the conversion, no derivative liability was applicable.

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible note based on their relative fair value to the face value of the convertible note, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible note also contained a BCF due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The BCF was valued at $331,288, which resulted in a 100%, or $500,000, discount to the new convertible note.  The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the year ended April 30, 2013, the Company amortized $175,000 of the discount. As of April 30, 2013, the unamortized portion of the discount was $325,000. The unamortized portion will be fully recognized in fiscal 2014.

Total amortization expense recorded related to the $500,000 convertible note and accrued interest during the year ended April 30, 2013 was $548,732.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a BCF. The BCF was valued at $353,519, which resulted in a 100% discount to accrued interest.  As of April 30, 2013, the Company recognized interest expense of $123,732 using the straight line method in connection with the amortization of the discount, with $229,787 remaining unamortized.  The unamortized portion will be fully recognized in fiscal 2014.

Accrued interest related to this loan is $366,019 and $291,019 as of April 30, 2013 and 2012, respectively.

The derivative liability is revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the March 6, 2013 and April 30, 2012 reporting dates using the following assumptions:

	March 6, 2013	April 30, 2012
Exercise price	$0.025	$0.025
Risk free interest rate	0.07%	1.4%
Expected dividend yield	0%	0%
Volatility	186%	161%
Expected life of options	.01 years	.5 years

During the years ended April 30, 2013 and 2012, the Company recorded a gain/(loss) on the change in fair value of derivative liability of $2,013,929 and ($1,350,269), respectively.

$25,000 Loan Payable

On March 6, 2009, the Company secured a loan payable of $25,000 accruing interest at 15%, due March 6, 2010 and secured by the assets of the Company.  The term of this loan was initially extended to September 6, 2012.

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

On March 6, 2013, the secured loan payable was modified to extend the maturity date to March 6, 2014.  As consideration for the extension, 133,297 common shares of the Company’s common stock were issued to the lender.  The common shares were valued at $7,998 based on the closing market price of the Company's common stock on the date of the agreement. The modification qualified for extinguishment accounting whereby the former secured loan payable was considered extinguished and a new secured loan payable was issued.

The Company allocated the common shares issued in connection with the news secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable. As of April 30, 2013, the Company recognized interest expense of $912 in connection with the amortization of the secured loan payable discount using the straight line method, with $5,147 remaining unamortized.  The unamortized portion will be fully recognized in fiscal 2014.

Accrued interest related to this loan was $15,632 and $11,882 as of April 30, 2013 and 2012, respectively.

NOTE 6. STOCKHOLDERS’ DEFICIT

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

Shares Issued for Cash

On September 27, 2011, the Company issued 666,333 shares of common stock at $0.15 per share for total proceeds of $99,950.

On April 9, 2012, the Company issued 1,600,000 shares of common stock at $0.15 per share for total proceeds of $240,000.

On April 10, 2012, the Company issued 666,667 shares of common stock at $0.15 per share for total proceeds of $100,000.

On March 13, 2013, the Company issued 1,250,000 shares of common stock at $0.15 per share for total proceeds of $187,500.

On March 20, 2013, the Company issued 333,000 shares of common stock at $0.15 per share for total proceeds of $50,000.

Stock Options and Stock-Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options and warrants granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock-based compensation during the year ended April 30, 2012  is as follows:

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

Exercise price	$0.15-$0.025
Risk free interest rate	.88-1.02%
Expected dividend yield	0%
Volatility	140-145%
Expected life of options	5 years

A summary of stock option for the years ended April 30, 2013 and 2012 and changes during the corresponding year are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding April 30, 2011	7,100,000	$ 0.15	4.4
Granted	6,200,000	0.15	5.0
Canceled	-
Outstanding April 30, 2012	13,300,000	0.15	5.9
Granted	-	-	-
Canceled	(2,000,000)	0.15	3.4
Outstanding April 30, 2013	11,300,000	$ 0.15	5.3

During the years ended April 30, 2013 and 2012, the Company recorded $116,968 and $205,018 in stock-based compensation, respectively, which includes the amortization of prepaid amounts. As of April 30, 2013 unamortized stock-based compensation of $143,813 was to be recognized in the following fiscal years, 2014 - $39,589, 2015 - $37,900, 2016 - $37,900, 2017 - $28,424.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting Contracts

As of April 30, 2013, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties as of April 30, 2013 was $141,400. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

During the year ended April 30, 2013, a consulting contract with a related party for total annual compensation of $120,000 expired on December 31, 2012 without renewal. During the years ended April 30, 2013 and 2012, the Company recorded compensation of $80,000 and $120,000, respectively, in connection with this contract. As of April 30, 2013, no additional amounts were due to this former consultant.

As of April 30, 2013 and 2012, the Company's Chief Executive Officer has accrued salaries of $58,000 and $0, respectively. The amount is included in accounts payable and accrued expenses on the accompanying balance sheets.

As of April 30, 2013 and 2012, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheets.  There were no payments made on this obligation during the year ended April 30, 2013.

As of April 30, 2013 and 2012, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the year ended April 30, 2013.

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

As of April 30, 2012, the Company had a net amount due to a related party of $2,559. The amount was comprised of accounts receivable and accounts payable in which have the right of offset. The Company recognized net expense of $350 from the related party during the year ended April 30, 2013.

Revenues and Settlements

During the year ended April 30, 2013, the Company generated revenues of $248,060 from an entity controlled by a newly appointed board of director, see below.

On October 15, 2012, the Company entered into a settlement agreement with Zuhier A. Zahran ("ZAZ"). Under the terms of the agreement, the Company transferred the responsibility of all outstanding projects in which ZAZ was acting as the teaming partner to ZAZ. Additionally, ZAZ obtained the right to distribute the Company's products for a period of two years. In connection, with transaction the Company recorded a gain on ZAZ settlement of $130,996 which was the result of $24,000 in receivable from ZAZ and the relief of liabilities and deposits of $106,996, net of a $30,000 in accounts receivable from ZAZ. The Company recorded the transaction as other income and expense as the transaction is a one-time transaction and the Company intends to generate future revenues from ZAZ through the distribution of their product. The Company received the $24,000 receivable from ZAZ during the year ended April 30, 2013.

Sale of Equipment

During the year ended April 30, 2012, the Company sold equipment with a net book value of $25,166 for $10,000 to a related party resulting in a net loss of $15,166. The Company also sold a vehicle to an officer with a net book value of $0 for $6,000 resulting in a net gain of $6,000.

Forgiveness of Debt

During the year ended April 30, 2012, the Company negotiated the forgiveness of accrued expenses totaling $23,106 that was due to a related party.

NOTE 8. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expires on May 4, 2013 and carries a base rent of $24,692 per year.  On December 20, 2012, the Company entered into a lease for a new facility with a lease period of April 1, 2013 through March 31, 2014 with a base rent of $500 a month. The Company receives the 1st, 5th, and 9th months free and has remaining rent commitments totaling $4,500 for fiscal year 2014.

NOTE 9. INCOME TAXES

The provision for income tax (benefit) consists of the following for the years ended April 30:

	2013	2012
Income tax benefit attributable to:
Net income (loss)	$253,723	$(1,318,265)
Permanent differences	(497,857)	-
Valuation allowance	244,134	1,318,265
Net provision for income tax	$-	$-

BIOSHAFT WATER TECHNOLOGY, INC.

Notes to Financial Statements

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$7,536,115	$7,291,981
Valuation allowance	(7,536,115)	(7,291,981)
Net deferred tax asset	$-	$-

During the years ended April 30, 2013 and 2012, the valuation allowance increased by $244,134 and $1,318,265, respectively. At April 30, 2013, the Company had approximately $22,165,000 million of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2028 for federal purposes and 2018 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at April 30, 2013 and 2012, will not be fully realizable. In addition, since inception the Company has issued a significant amount of common stock for cash, services, etc. The Company has determined that due to the significant change in ownership, the historical NOLs have probably been impaired due to IRS Section 382 limitations.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2009 through 2013 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2013 and currently does not have any ongoing tax examinations.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the below item.

See Note 5 for discussion regarding the $500,000 convertible note.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of April 30, 2013, our company’s internal control over financial reporting was effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	63	August 14, 2007
Walter J. Zurawick, Jr.	President, Chief Executive Officer and Director	61	February 24, 2012
Bashar Amin	Director	53	July 16, 2012
Zuhier Ahmed Zahran	Director	54	July 16, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Imad Kamel Yassine - Chief Operating Officer, Secretary, Treasurer and Director

Imad Kamel Yassine was appointed as our chief operating officer on September 18, 2007, as a director of our company on August 14, 2007 and as chief financial officer, secretary and treasurer of our company on September 10, 2008.

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

In 2003 Mr. Yassine established Enviromatch Inc. and served as its chief executive officer. Enviromatch is a water and waste water treatment consulting company. In 2005 he served as a director of Bauer International Corporation, which designs and manufactures water and waste water treatment systems. In 2005 he worked with Hussey, Gay, Bell & Deyoung Inc. Consulting Engineers. He provided business development and marketing services to identify and qualify potential clients for Hussey, Gay, Bell & Deyoung for water and waste water treatment and desalination. In 2007 he co-founded and served as a director for Enviromatch Co. Ltd. Enviromatch Co. Ltd. is a company specializing in the design and supply of standard and custom water and waste water treatment equipment and solutions. Enviromatch Co. Ltd combines the experience and reputation of American technology and the low cost of Chinese manufacturing and sales knowledge of the Asian market.

Walter J. Zurawick, Jr., President, Chief Executive Officer and Director

Walter J. Zurawick, Jr. was appointed as our president, chief executive officer and director on February 24, 2012.  Mr. Zurawick is an executive with over 25 years expertise in water desalination, water and wastewater treatment, zero liquid discharge, recycle/reuse applications, energy integration/high strength wastewater treatment, engineering economics, financial evaluation with extensive technical expertise and strong global business development management capability, with the last 15 years in sales, upper management, marketing and business development.

Mr. Zurawick has worked at a corporate level with Waterlink, Zenon/GE, and Ecovation, Inc. and is experienced in identifying and capturing new business opportunities.  Expertise includes entrepreneurial and strategic planning, in all facets of project life cycle, from initial viability analysis and conceptual design to documentation and implementation.

Mr. Zurawick has a BS degree in Biology and Chemistry from Kent State University and currently resides in Venice, Florida.

Bashar Amin, Director

Bashar Amin was appointed as a director of our company on July 16, 2012.  Mr. Amin earned his Master of Science in Environmental Engineering at California State University in Fresno, California. He is currently a self-employed environmental engineer providing water and wastewater engineering and operations services to clients around the world with his main focus in the Middle East region.

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

Zuhier Ahmed Zahran, Director

Zuhier Ahmed Zahran was appointed as a director of our company on July 16, 2012.  Mr. Zahran earned his Bachelor of Science in Civil Engineering from Nottingham University, England. Since 1987 he has been president of ZAZCo, a contracting company and president of the Aluminum Manufacturers & Technicians Factory (Alumatec). From 1980 to 1987 he worked with Fast Contracting Company in various position including project engineer (1980 - 1981); project manager (1982 - 1983), Riyadh area manager (1984 - 1985) and construction manager (1985 - 1987).

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Imad Kamel Yassine	Nil	Nil	Nil
Walter J. Zurawick(1)	1	1	Nil
Bashar Amin (1)(2)	1	1	Nil
Zuhier Ahmed Zahran (1)	1	1	Nil

(1)

The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)

The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes of Beneficial Ownership of Securities.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission (“SEC”) and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code; and

•

accountability for adherence to the Code.

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB/A on August 14, 2008. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Bioshaft Water Technology, Inc., 111 West Ocean Blvd, 4th Floor, Long Beach, CA 90802.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Walter J. Zurawick, Jr.(1) President and Director	2013 2012	202,000 155,000	Nil Nil	Nil Nil	Nil $750,000	Nil Nil	Nil Nil	Nil Nil	202,000 905,000
Imad Kamel(2) Yassine Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013 2012	180,000 180,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	180,000 180,000
Bashar Amin(3) Director	2013 2012	120,000 120,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	120,000 120,000
Zuhier Ahmed Zahran(4) Director	2013 2012	Nil N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	Nil N/A
Hassan Hans Badreddine(5) Former President Chief Executive Officer and Director	2013 2012	N/A Nil	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	Nil Nil

(1)  Walter J. Zurawick, Jr. was appointed as our president, chief executive officer and director on February 24, 2012. As of April 30, 2013, $58,000 is reflected as an accrued liability.

(2)  Imad Kamel Yassine was appointed as our chief operating officer on September 18, 2007, as a director of our company on August 14, 2007 and as chief financial officer, secretary and treasurer of our company on September 10, 2008.

(3)  Bashar Amin was appointed as a director of our company on July 16, 2012.

(4)  Zuhier Ahmed Zahran was appointed as a director of our company on July 16, 2012.

(5)  Hassan Hans Badreddine resigned as our president, chief executive officer and as director our company on February 24, 2012.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Walter J. Zurawick, Jr. (1)	200,000 1,000,000	Nil 4,000,000	- -	0.15 0.15	Aug. 16/16 Feb 24/22	- -	- -	- -	- -
Bashar Amin (2)	1,000,000	-	-	0.15	Aug. 15/16	-	-	-	-

(1)

Walter J. Zurawick, Jr. was appointed as our president, chief executive officer and director on February 24, 2012.

(2)

The 1,000,000 options are held indirectly by Bashar Amin, a director of our company, through his company Canadian Environmental Consulting.

Stock Option Plan

On December 15, 2007 we adopted a stock option plan. This plan has not been approved by our security holders. Under the terms of the plan, our company can issue, in aggregate, up to a total of 10% of the issued and outstanding shares of common stock.

Stock Options/SAR Grants

On February 24, 2012 we issued 5,000,000 options to Walter J. Zurawick, Jr. at an exercise price of $0.15 per share. which shall vest over 5 years in equal amounts of 1,000,000 options on each anniversary of the employment agreement. The option agreement expires on February 24, 2022.

On August 1, 2011, we issued 200,000 options to Walter J. Zurawick, Jr. at an exercise price of $0.15 per share. The options vest at the rate of 8,333 shares per month for a period of 24 months on each monthly anniversary of the date of the option agreement. The option agreement expires on August 1, 2016.

On August 15, 2011, we issued 1,000,000 options to Canadian Environmental Consulting, a company controlled by our director, Bashar Amin. The options vest at 83,333 shares per month for a period of 12 months on each monthly anniversary of the date of the option agreement, except that the vested amount of the 12th month of the vesting term shall be 83,337. The option agreement expires on August 1, 2016.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2013 or April 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2013.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2013.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick, Jr. whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months.  As compensation, we have agreed to pay Mr. Zurawick a base salary at an annual rate of US$210,000, pro-rated on a monthly basis. Mr. Zurawick was also granted an option to purchase up to 5,000,000 of our company’s common shares at an exercise price of $0.15 per share which shall vest over 5 years in equal amounts of 1,000,000 options on each anniversary of the employment agreement. The option agreement expires on February 24, 2022.

Pension, Retirement or Similar Benefit Plans

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class
Walter J. Zurawick, Jr. 182 Grand Oak Circle Venice, FL 34292	1,200,000(2) Common Shares	1.10%
Imad Kamel Yassine 1726 Mulberry Drive San Marcos, CA 92069	20,000,000 Common Shares	18.36%
Bashar Amin 5385 Bessborough Crt. Mississauga, ON, Canada L5M 5C5	6,000,000(3)(4) Common Shares	4.59%
Zuhier Ahmed Zahran PO Box 17919 Jeddah 21494, Saudi Arabia	4,000,000(5) Common Shares	3.67%
All Officers and Directors As a Group	29,000,000 Common Shares	27.72%
Hassan Hans Badreddine PO Box 14 – 5422 Ein Mreisse Bldg. 56 Beirut, Lebanon	20,000,000 Common Shares	18.36%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2013.  As of July 31, 2013, there were 108,911,170 shares of our company’s common stock issued and outstanding.

(2)

Includes options to acquire 1,200,000 shares of common stock by Mr. Zurawick exercisable within 60 days.

(3)

Includes options to acquire 1,000,000 shares of common stock of our company by Canadian Environmental Consulting within 60 days.

(4)

Bashar Amin has sole voting and investment control over Canadian Environmental Consulting.

(5)

Includes 150,000 shares of common stock held indirectly by Zuhier Ahmed Zahran in the name of Meshary Zuhier Zahran.

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

Director Independence

We currently act with four directors, consisting of Imad Kamel Yassine, Walter J. Zurawick, Jr., Bashar Amin and Zuhier Ahmed Zahran. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.

Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2013 and for fiscal year ended April 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2013 ($)	2012 ($)
Audit Fees	17,000	16,000
Audit Related Fees	9,000	9,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	26,000	25,000

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

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)
10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)
10.4	Consulting Agreement dated January 21, 2008 between our company and Tom Houston (incorporated by reference from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
10.5	Loan Agreement made as of August 6, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 12, 2008)
10.6

General Security Agreement made as of August 6, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 12, 2008)

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

10.10	Employment Agreement dated February 1, 2012 between our company and Walter J. Zurawick, Jr. (incorporated by reference from our Current Report on Form 8-K filed on February 29, 2012)
10.11	Amending Agreement dated February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.12	Assignment Agreement made as of February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.13	Consulting Agreement made as of May 1, 2012 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.14

Non-Disclosure Agreement made as of July 1, 2012 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)

10.15	Consulting Agreement made as of July 1, 2012 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.16

International Distribution Agreement made as of October 15, 2012 between our company and Zuhier Ahmad Zahran & Co. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 21, 2012)

10.17

Consulting Agreement made as of October 15, 2012 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 21, 2012)

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(101)**	Interactive Data File (Form 10-K for the year ended April 30, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: August 14, 2013	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2013	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2013	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2013	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2013	/s/ Bashar Amin
Bashar Amin
Director

Date: August 14, 2013	/s/ Zuhier Ahmed Zahran
Zuhier Ahmed Zahran
Director