Form 10-Q
period 2013-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2013-09-23
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013
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
108,911,170 common shares issued and outstanding as of September 15, 2013.

BIOSHAFT WATER TECHNOLGY, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II - OTHER INFORMATION

13

Item 1.  Legal Proceedings

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Mine Safety Disclosures

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

SIGNATURES

23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

PART I

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

5

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(unaudited)

	July 31,	April 30,
	2013	2013
ASSETS
Current Assets
Cash	$457,315	$315,832
Accounts receivable, net	21,500	15,700
Prepaid expenses	144	-
Total Current Assets	478,959	331,532

Property and equipment, net	1,401	1,684

Deposits	1,000	3,248

TOTAL ASSETS	$481,360	$336,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$774,152	$777,165
Due to related party	-	-
Billings in excess of costs and estimated earnings on uncompleted projects	597,907	294,797
Accrued interest, net of discount of $24,304 at July 31, 2013	376,549	151,864
Loans payable, net of debt discount of $38,007 and $250,000, respectively	486,993	194,853
Derivative liability	-	-
TOTAL LIABILITIES	2,235,601	1,418,679

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 108,911,170 issued and outstanding, respectively	108,911	108,911
Additional paid-in capital	19,520,797	19,509,633
Accumulated deficit	(21,383,949)	(20,700,759)
TOTAL STOCKHOLDERS' DEFICIT	(1,754,241)	(1,082,215)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$481,360	$336,464

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2013	July 31, 2012

REVENUES
Net revenue from projects	$110,052	$269,945
Net revenue (expense) from sale of products	-	(350)
TOTAL REVENUES	110,052	269,595

COST OF GOODS SOLD	71,700	240,410

GROSS PROFIT	38,352	29,185

OPERATING EXPENSES
Selling, general, and administrative	92,248	113,077
Advertising, marketing, and promotions	5,107	4,634
Consulting fees	96,100	107,000
Depreciation	283	283
Travel	-	-
Stock-based compensation	11,164	67,930
TOTAL OPERATING EXPENSES	204,902	292,924

LOSS FROM OPERATIONS	(166,550)	(263,739)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,017)	(19,776)
Amortization of debt discount	(497,623)	(250,000)
Change in fair value of derivative liability	-	1,893,922
TOTAL OTHER INCOME (EXPENSE)	(516,640)	1,624,146

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(683,190)	1,360,407

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(683,190)	$1,360,407

NET INCOME (LOSS) PER SHARE: BASIC	$(0.01)	$0.01
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	108,911,170	104,383,000
DILUTED	108,911,170	131,330,147

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2013	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(683,190)	$1,360,407
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	283	283
Amortization of debt and accrued interest discount	497,623	250,000
Stock-based compensation	11,164	67,930
Change in fair value derivative liability	-	(1,893,922)
Changes in operating assets and liabilities:
Accounts receivable	(5,800)	(97,784)
Prepaid expenses and deposits	2,104	(8)
Accounts payable and accrued expenses	16,189	40,072
Due to related party	-	(21,561)
Billings in excess of costs and estimated earnings on uncompleted projects	303,110	67,480
Accrued interest	-	19,849
Net Cash Provided by (Used in) Operating Activities	141,483	(207,254)

Change in cash during the year	141,483	(207,254)
Cash at beginning of period	315,832	303,568
Cash at end of period	$457,315	$96,314

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $21,384,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2013, and the results of its operations and cash flows for the three months ended July 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2013.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2013 and April 30, 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of July 31, 2013 and April 30, 2013, the Company’s convertible loan payable of $500,000 was considered a level 2 liability.

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

The Company excluded 11,300,000 and 13,300,000 common stock equivalents outstanding as of July 31, 2013 and 2012, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

$500,000 Convertible Loan Payable

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

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible note based on their relative fair value to the face value of the convertible note, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible note also contained a BCF due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The BCF was valued at $331,288, which resulted in a 100%, or $500,000, discount to the new convertible note.  The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the quarter ended July 31, 2013, the Company amortized $290,625 of the discount. As of July 31, 2013, the unamortized portion of the discount was $34,375.  The unamortized portion will be fully recognized in fiscal 2014.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a BCF. The BCF was valued at $353,519, which resulted in a 100% discount to accrued interest. The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the quarter ended July 31, 2013, the Company amortized $205,483 of the discount. As of July 31, 2013, the unamortized portion of the discount was $24,304. The unamortized portion will be fully recognized in fiscal 2014.

Total amortization expense recorded related to the $500,000 convertible note and accrued interest during the three months ended July 31, 2013 and 2012 was $496,108 and $250,000, respectively.

Accrued interest related to this loan is $384,769 and $366,019 as of July 31, 2013 and April 30, 2013, respectively.

Prior to extinguishment on March 6, 2013, the derivative liability was revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the July 31, 2012 reporting dates using the following assumptions:

July 31, 2012
Exercise price	$0.025
Risk free interest rate	0.7%
Expected dividend yield	0%
Volatility	56%
Expected life of options	.03 years

During the three months ended July 31, 2012, the Company recorded a gain on the change in fair value of derivative liability of $1,893,922.

As of the date of the filing of these financial statements, the $500,000 loan payable is in default for non-payment.

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

The Company allocated the common shares issued in connection with the news secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable. As of July 31, 2013, the Company recognized interest expense of $1,515 in connection with the amortization of the secured loan payable discount using the straight line method, with $3,632 remaining unamortized.  The unamortized portion will be fully recognized in fiscal 2014.  Accrued interest related to this loan was $16,084 and $15,632 as of July 31, 2013 and April 30, 2013, respectively.

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

Stock Options and Stock-Based Compensation

During the three months ended July 31, 2013 and 2012, the Company recorded $11,164 and $67,930 in stock-based compensation, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of July 31, 2013, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties as of July 31, 2013 and April 30, 2013 were $142,578 and $141,400, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of July 31, 2013 and April 30, 2013, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the three months ended July 31, 2013.

As of July 31, 2013 and April 30, 2013, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the three months ended July 31, 2013.

As of July 31, 2013, the Company had a net amount due to a related party of $2,559. The amount was comprised of accounts receivable and accounts payable in which have the right of offset. The Company recognized net expense of $350 from the related party during the three months ended July 31, 2012.

During the three months ended July 31, 2012, the Company generated revenues of $248,060 from an entity controlled by a newly appointed board of director.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the below item.

See Note 3 for status of loans payable subsequent to July 31, 2013.

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

Our principal executive offices are located at 111 West Ocean Blvd, 4th Floor, Long Beach, CA 90802 and our telephone number is (949) 748-8050.

Our Current Business

We are currently engaged in treating both industrial waste-water and domestic waste-water or sewage treatment.

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

On August 6, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of a loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 6, 2009. The loan is to be used for general working capital purposes.  The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008.  The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009.  On March 6, 2013, Premier agreed to extend the loan agreement until August 11, 2013, which is currently in default.

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

On July 1, 2013, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director, Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days. The term of the consulting agreement is through June 30, 2014.

On July 1, 2013, we entered into a consulting agreement with Hydro E+, LLC to assist our company in corporate finance, marketing and business development matters. For its services, Hydro E+ received compensation of $7,000 on execution of the consulting agreement and will receive $7,000 every 30 days afterward. The term of the agreement is until June 30, 2014.

Results of Operations

Three Months Summary

	Three Months Ended
	July 31,
	2013	2012
Total revenue	$110,052	$269,945

Cost of goods sold	71,700	240,410
Total operating expenses	204,902	292,924
Total other (income) expense	516,640	(1,624,146)
Net income (loss)	$(683,190)	$1,360,407

Revenue

We have earned revenue of $110,052 during three month period ended May 31, 2013 as we enter into an agreements with our potential customers for the purchase and sale of our products, compared with revenue of $269,945 during the three months ended July 31, 2012.

Expenses

	Three Months Ended
	July 31,
	2013	2012
Gross profit	$38,352	$29,185

Selling, general and administrative	92,248	113,077
Advertising, marketing and promotions	5,107	4,634
Consulting fees	96,100	107,000
Depreciation	284	283
Stock-based compensation expense	11,164	67,930
Net loss from operations	$(166,550)	$(263,739)

Total operating expenses during the three months ended July 31, 2013 decreased as compared to the comparative period in 2012 primarily due decreases in selling, general and administrative expenses, consulting fees and stock-based compensation expenses.

Liquidity and Financial Condition

Working Capital

As of July 31, 2013, our total current assets were $478,959 and our total current liabilities were $2,235,601 and we had a working capital deficit of $1,756,642.

	July 31,	April 30,
	2013	2013
Current assets	$478,959	$331,532
Current liabilities	$2,235,601	$1,418,679
Working capital deficiency	$(1,756,642)	$(1,087,147

Cash Flows

	Three Months Ended
	July 31,
	2013	2012
Net cash flows provided by (used in) operating activities	$141,483	$(207,254)
Net cash flows provided by (used in) investing activities	Nil	Nil
Net cash flows provided by (used in) financing activities	Nil	Nil
Net increase (decrease) in cash during period	$141,483	$(207,254)

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of July 31, 2013, and the results of its operations and cash flows for the three months ended July 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2013.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2013 and April 30, 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of July 31, 2013 and April 30, 2013, our company’s convertible loan payable of $500,000 was considered a level 2 liability.

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

Our company excluded 11,300,000 and 13,300,000 common stock equivalents outstanding as of July 31, 2013 and 2012, respectively, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

From inception to July 31, 2013, we have incurred an accumulated deficit of approximately $21,384,000. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Exhibit Number	Description
10.16*	Consulting Agreement made as of July 1, 2013 between our company and Hydro E+, LLC
10.17*	Consulting Agreement made as of July 1, 2013 between our company and Canadian Environmental Designers, Inc.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 23, 2013	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 23, 2013	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

23