Form 10-Q
period 2013-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2013-12-16
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013
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

(562) 216-8043
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
108,911,170 common shares issued and outstanding as of December 5, 2013.

BIOSHAFT WATER TECHNOLGY, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.  Controls and Procedures

13

PART II - OTHER INFORMATION

14

Item 1.  Legal Proceedings

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Mine Safety Disclosures

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended October 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Bioshaft Water Technology, Inc.

Balance Sheets as of October 31, 2013 and April 30, 2013	F-1

Statements of Operations for the Three and Six Months Ended October 31, 2013 and 2012	F-2

Statements of Cash Flows for the Six Months Ended October 31, 2013 and 2012	F-3

Notes to the Financial Statements	F-4

5

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS

(unaudited)

	October 31,	April 30,
	2013	2013
ASSETS
Current Assets
Cash	$286,370	$315,832
Accounts receivable, net	7,100	15,700
Prepaid expenses	50,834	-
Total Current Assets	344,304	331,532

Property and equipment, net	1,118	1,684
Deposits	1,000	3,248

TOTAL ASSETS	$346,422	$336,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$845,968	$777,165
Billings in excess of costs and estimated earnings on uncompleted projects	519,334	294,797
Accrued interest, net of discount of $0 and $229,787, respectively	420,055	151,864
Loans payable, net of debt discount of $2,118 and $330,147 respectively	522,883	194,853
TOTAL LIABILITIES	2,308,240	1,418,679

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 108,911,170 issued and outstanding, respectively	108,911	108,911
Additional paid-in capital	19,530,272	19,509,633
Accumulated deficit	(21,601,001)	(20,700,759)
TOTAL STOCKHOLDERS' DEFICIT	(1,961,818)	(1,082,215)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346,422	$336,464

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

REVENUES
Net revenue from projects	$484,541	$139,158	$594,593	$409,103
Net revenue (expense) from sale of products	-	-	-	(350)
TOTAL REVENUES	484,541	139,158	594,593	408,753

COST OF GOODS SOLD	402,137	41,821	473,837	282,231

GROSS PROFIT	82,404	97,337	120,756	126,522

OPERATING EXPENSES
Selling, general, and administrative	111,139	116,710	203,387	229,787
Advertising, marketing, and promotions	687	1,884	5,794	6,518
Consulting fees	98,600	111,779	194,700	218,779
Depreciation	283	283	566	566
Stock-based compensation	9,475	18,046	20,639	85,976
TOTAL OPERATING EXPENSES	220,184	248,702	425,086	541,626

LOSS FROM OPERATIONS	(137,780)	(151,365)	(304,330)	(415,104)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,078)	(19,844)	(38,095)	(39,620)
Amortization of debt discount	(60,194)	-	(557,817)	(250,000)
Gain on settlement with ZAZ	-	130,996	-	130,996
Change in fair value of derivative liability	-	279,093	-	2,173,015
TOTAL OTHER INCOME (EXPENSE)	(79,272)	390,245	(595,912)	2,014,391

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(217,052)	238,880	(900,242)	1,599,287

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(217,052)	$238,880	$(900,242)	$1,599,287

NET INCOME (LOSS) PER SHARE: BASIC	$(0.00)	$0.00	$(0.01)	$0.02
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.00)	$0.00	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	108,911,170	104,383,000	108,911,170	104,383,000
DILUTED	108,911,170	130,407,214	108,911,170	130,934,012

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	October 31, 2013	October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(900,242)	$1,599,287
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	566	566
Amortization of debt and accrued interest discount	557,817	250,000
Stock-based compensation	20,639	45,543
Change in fair value derivative liability	-	(2,173,015)
Changes in operating assets and liabilities:
Accounts receivable	8,600	(24,000)
Prepaid expenses and deposits	(48,586)	42,685
Accounts payable and accrued expenses	68,803	(16,807)
Due to related party	-	(24,120)
Billings in excess of costs and estimated earnings on uncompleted projects	224,537	(38,416)
Accrued interest	38,404	39,699
Net Cash Used in Operating Activities	(29,462)	(298,578)

Change in cash during the period	(29,462)	(298,578)
Cash at beginning of period	315,832	303,568
Cash at end of period	$286,370	$4,990

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $21,601,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2013, and the results of its operations and cash flows for the three and six months ended October 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2013.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2013 and April 30, 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of October 31, 2013 and April 30, 2013, the Company’s convertible loan payable of $500,000 was considered a level 2 liability.

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

The Company excluded 11,300,000 and 13,300,000 common stock equivalents outstanding as of October 31, 2013 and 2012, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three and six months ended October 31, 2012:

	For the Three Months Ended October 31, 2012	For the Six Months Ended October 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	104,383,000	104,383,000
Warrants	6,024,214	6,551,012
Effect of conversion feature on loans payable	20,000,000	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	130,407,214	130,934,012

Net income as reported	$ 238,880	$ 1,599,287
Add - Interest on convertible loans payable	19,844	39,620
Net income available to common stockholders	$ 258,724	$ 1,638,907

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

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible note based on their relative fair value to the face value of the convertible note, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible note also contained a BCF due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The BCF was valued at $331,288, which resulted in a 100%, or $500,000, discount to the new convertible note.  The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note.  During the six months ended October 31, 2013, the Company amortized $325,000 of the discount to interest expense. As of October 31, 2013 and April 30, 2013, the remaining debt discount on the note was $0 and $325,000, respectively.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a BCF. The BCF was valued at $353,519, which resulted in a 100% discount to accrued interest. The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the six months ended October 31, 2013, the Company amortized $229,787 of the discount to interest expense. As of October 31, 2013 and April 30, 2013, the remaining discount on accrued interest was $0 and $229,787, respectively.

Accrued interest related to this loan is $386,987 and $366,019 as of October 31, 2013 and April 30, 2013, respectively.

Prior to extinguishment on March 6, 2013, the derivative liability was revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on October 31, 2012 reporting dates using the following assumptions:

October 31, 2012
Exercise price	$0.025
Risk free interest rate	0.7%
Expected dividend yield	0%
Volatility	186%
Expected life of options	.03 years

During the six months ended October 31, 2012, the Company recorded a gain on the change in fair value of derivative liability of $2,173,015.

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

The Company allocated the common shares issued in connection with the news secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable. As of October 31, 2013, the Company recognized interest expense of $3,030 in connection with the amortization of the secured loan payable discount using the straight line method, with $2,118 remaining unamortized.  The unamortized portion will be fully recognized in fiscal 2014.  Accrued interest related to this loan was $17,599 and $15,632 as of October 31, 2013 and April 30, 2013, respectively.

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

Stock Options and Stock-Based Compensation

During the six months ended October 31, 2013 and 2012, the Company recorded $20,639 and $85,976 in stock-based compensation, respectively. The Company expects to record $18,950 in additional stock based compensation for the remainder of fiscal year ended April 30, 2014.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of October 31, 2013, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties as of October 31, 2013 and April 30, 2013 were $109,400 and $141,400, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of October 31, 2013 and April 30, 2013, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the six months ended October 31, 2013.

As of October 31, 2013 and April 30, 2013, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the six months ended October 31, 2013.

During the six months ended October 31, 2012, the Company generated revenues of $248,060 from an entity controlled by a newly appointed board of director.  As of October 31, 2012, the Company had a receivable from this entity of $24,000 included in accounts receivable which was ultimately collected. See below for further information regarding this receivable.

On October 15, 2012, the Company entered into a settlement agreement with Zuhier Ahmad Zahran & Co. ("ZAZ"). Under the terms of the agreement, the Company transferred the responsibility of all outstanding projects in which ZAZ was acting as the teaming partner to ZAZ. Addition, ZAZ obtained the right to distribute the Company's products for a period of two years. In connection with this transaction, the Company recorded a gain on ZAZ settlement of $130,996 which was the result of $24,000 in receivable from ZAZ and the relief of liabilities and deposits of $106,996, net of a $30,000 in accounts receivable from ZAZ. The Company recorded the transaction as other income and expense as the transaction is a one-time transaction and the Company intends to generate future revenues from ZAZ through the distribution of the Company's product.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive offices are located at 111 West Ocean Blvd, 4th Floor, Long Beach, CA 90802 and our telephone number is (562) 216-8043.

Our Current Business

We are currently engaged in treating both industrial waste-water, primarily from the food and beverage sector and domestic waste-water where containerized/modular plants can be deployed on a permanent or temporary basis along with our technology’s ability to provide expansion (upgrade/retrofit) to existing domestic activated sludge wastewater plants worldwide.

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

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing both industrial and domestic waste water treatment plant systems, using our patented BioShaft unit - the BioShaft System along with the development of our modular anoxic anaerobic digester  (“MAAD”) technology used to treat the primarily high strength industrial wastewater.

Details of our recent activities are as follows:

•

Bioshaft sold a containerized 15m3/day (3,963 GPD) to Kobelco-Eco, for testing at an industrial application in Kobe, Japan. The plant was installed and has been treating medium/ high strength wastewater utilizing the Bioshaft Pilot Turbo MBBR for 1 ½ years.  Bioshaft is currently negotiating a developmental contract with Kobelco so that we can introduce the technology on a full scale basis.

•

A contract was signed with a development and construction management company based in Colorado, USA, for a major refurbishment and capacity increase of WWTP for the ANA Hospital, a USA military hospital, in Kabul, Afghanistan. Bioshaft received approval from USACOE for the design and installation. Bioshaft finished the installation on May 23, 2012 and commissioning of the entire system was completed on September 14, 2012. The plant has been in operation since 2012.

•

The continued marketing efforts in the Middle East resulted in Bioshaft being awarded contracts for the WETICO/ MODA project in Saudi Arabia and the DELMON project in Bahrain. On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co. (“ZAZCo”), which replaces the teaming agreement entered into with ZAZCo. As a result ZAZCo. is now in charge of these contracts, with Bioshaft being the major equipment supplier.

•

BioShaft received a purchase order for a 14,000 M3/day (3,700,000 GPD) domestic waste water treatment plant for the Ministry of Defense in Saudi Arabia and is located at the Saudi Arabian Military City near Hafr ElBaten. Installation and startup is completed pending the general contractor’s completion of the scope of work to commission train operators and handover expected in February 2014.

•

A purchase order was received for a 400 M3/day (105,715 GPD) WWTP for DELMON Poultry in Bahrain. Construction was started and installation and dry testing was completed in December 29, 2012. Start-up was completed in January 24, 2013. The wastewater plant is currently in operation and achieving discharge parameters.

•

The Redco/ProtecProject in Qatar is one of Bioshaft's recently awarded projects and the objective is to treat 500 m3/day(132,000 gallons) of wastewater generated from the veterinary clinic on site. The influent wastewater influent wastewater parameters are of 400 ppm BOD and 400 ppm TSS. The effluent wastewater must be treated to less than 10 ppm BOD and 10 ppm TSS. Bioshaft will design a fully mobile wastewater system containing three 40 foot containerized systems, one 20 foot containerized system, along with a Chlorination tank.

•

The private residential facility in Jordan project was awarded to Bioshaft in August 2013. The project goal is to treat 75 m3/day (20,000 gallons) of standard residential domestic wastewater. The primary influent wastewater will consist of 300 ppm BOD and 300 ppm TSS. The treated effluent wastewater must be treated to less than 20 ppm BOD and 20 ppm TSS. Bioshaft will design an underground concrete WWTP and will provide the full turnkey works including all civil work.

•

National Cement in Yemen awarded Bioshaft a project in August, 2013 to treat 150m3/day (39,600 gallons) of domestic wastewater. The high strength primary influent wastewater will consist of 800 ppm BOD, 1700 ppm COD, and 1000 ppm TSS. The effluent wastewater will be treated to less than 20 ppm BOD, 40 ppm COD, and 20 ppm TSS. Bioshaft will be supplying a 40 ft. containerized wastewater treatment system. Bioshaft will also design a customized underground anaerobic-equalizing tank for grease separation and anaerobic treatment before being sent to the Bioshaft container for further treatment. ‘

•

The Alawayel Real Estate Project in Yemen was awarded to Bioshaft in August 2013. The wastewater container will treat 150 m3/day (39,000 gallons) of high strength domestic wastewater. The wastewater influent parameters are 700 ppm BOD, 900 ppm COD, and 300 ppm TSS. The treated effluent wastewater will be treated to less than 20 ppm BOD, 40 ppm COD, and 20 ppm TSS utilizing the Bioshaft containerized wastewater treatment system. Bioshaft will also design a customized underground anaerobic-equalizing tank for the client, to handle grease separation and anaerobic pretreatment.

•

LaSalle Oil Fields services commissioned Bioshaft Water Technology to build two containerized wastewater plants which will allow LaSalle to receive and treat man camp wastewater from the oil field region of San Antonio, Texas. The systems will be capable to treat up to 80,000 gpd of mancamp domestic wastewater generated from the surrounding oil field rigs. The system consists of a parabolic screen to remove solids, transfer pumps, UV system, blowers, and two 40 foot containers (each container consists of an aeration zone, turbo-reactor, clarifier), capable of running in parallel or series mode, depending on requirements. Bioshaft also assisted with all permit requirements and site installation.

•

Southern Tier Brewery Company went through a major production expansion in January 2013 and were required by the South & Center Chautauqua Lake Sewer District to install a pretreatment wastewater plant to reduce the high levels of organics leaving the facility, after a thorough investigation by the Sewer District, Bioshaft was awarded the turnkey project to install a 75,000 gpd anaerobic/aerobic, 2-train system. Influent wastewater consists of wastewater from the brewery cleaning processes, Influent BOD is in the range of 11,000 mg/l. and discharge limits are 1,000 mg/l BOD. The system is built around flexibility, as Southern Tier has aggressive plans to expand in the near future, double their capacity and will require a mirror image of the current wastewater plant as part of the expansion. As part of the Bioshaft green concept, the captured gas from the anaerobic step will be utilized to heat the wastewater with the potential to convert the gas to electricity in the future.

•

A multi-national company in the health, home and hygiene market awarded Bioshaft a turnkey wastewater order to design, build, and install a complete solution to treat their wastewater. By installing a Bioshaft wastewater treatment, they will be able to meet sewer discharge requirements. The facility produces a variety of home cleaning and health care products which are required to be treated and sent to the sewer district. Bioshaft specializes in developing environmentally sustainable solutions for industrial clients. The core technology for this project consists of the Bioshaft anaerobic/aerobic system which will provide superior quality effluent, is easy to operate with a minimal amount of energy required. In order to provide a complete solution, we will provide all ancillary pre-treatment equipment as well consisting of foam flotation, chemical oxidation, and ozonation.

On August 6, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of a loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 6, 2009. The loan is to be used for general working capital purposes.  The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008.  The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009. On March 6, 2013, Premier agreed to extend the loan agreement until August 11, 2013.  The loan remains unpaid and is currently in default. Our company is currently negotiating an extension with Premier.

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

Effective February 24, 2012, we entered into an employment agreement, dated February 1, 2012, with Walter J. Zurawick Jr. whereby Mr. Zurawick has agreed to perform executive duties and responsibilities as president and chief executive officer of our company for a period of 24 months. As compensation, we have agreed to pay Mr. Zurawick a base salary at an annual rate of $210,000, pro-rated on a monthly basis. Mr. Zurawick is also entitled to two months' severance if he is terminated without cause.  The term of agreement will expire on February 1, 2014.

As of April 30, 2012, our company agreed to a settlement with Imad A. Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director, regarding his consulting fees for the period from May 1, 2011 through April 30, 2012. Mr. Yassine is to receive a monthly consulting fee of $15,000. The total consulting fees accrued during that period amount to $180,000 and were paid in accordance with a mutually agreed upon schedule and terms.

Furthermore, our company agreed to the payment of the following in settlement with Imad A. Yassine. As of the date of this report, payments have been applied against old accrued consulting payables:

1.

The balance for the loan taken by Imad A. Yassine in October 2011 of $215,000.

2.

The balance of the expense charges paid on behalf of our company by Mr. Yassine of $12,402.82.

3.

The total of the Geico auto insurance for Imad A. Yassine of $2,423.35.

4.

Our company agreed to sell the 2005 BMW company car for a net price of $6,000.

Effective May 1, 2012, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine in his capacity as a consultant, and as chief operating officer and chief financial officer of our company.  Under the terms of the consulting agreement Sustainable Water Corp. will receive a monthly consulting fee of $15,000. The term of this agreement expired on October 31, 2012, however Mr. Yassine continues to provide his services on a month to month basis for an equivalent monthly fee.

On October 15, 2012, we entered into an international distributor agreement with ZAZCo. Under the distributor agreement ZAZCo will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years.

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

Results of Operations

Three Months Summary

	Three Months Ended October 31,
	2013	2012
Total revenue	$484,541	$139,158

Cost of goods sold	402,137	41,821
Total operating expenses	220,184	248,702
Total other (income) expense	(79,272)	(390,245)
Net income (loss)	$(217,052)	$238,880

Six Months Summary

	Six Months Ended October 31,
	2013	2012
Total revenue	$594,593	$408,753

Cost of goods sold	473,837	282,231
Total operating expenses	425,086	541,626
Total other (income) expense	(595,912)	(2,014,391)
Net income (loss)	$(900,242)	$1,599,287

Revenue

We have earned revenue of $484,541 and $594,593, respectively, during three and six month periods ended October 31, 2013 as we enter into agreements with our potential customers for the purchase and sale of our products, compared with revenue of $139,158 and $408,753 during the three and six months ended October 31, 2012.

Expenses

	Three Months Ended October 31,
	2013	2012
Gross Profit	$82,404	$97,337

Selling, general and administrative	111,139	116,710
Advertising, marketing and promotions	687	1,884
Consulting fees	98,600	111,779
Depreciation	283	283
Stock-based compensation expense	9,475	18,046
Net loss from operations	$(137,780)	$(151,365)

The significant change in gross profit for the periods ended October 31, 2013 versus that of the periods ended October 31, 2012 relates to the Company allocating more internal costs to the current period projects due to increased involvement in the projects. In addition, the current year projects are primarily located in the United States where the margins are expected to be smaller based on the level of competition. All prior fiscal year projects were located outside the United States and typically had better profitability.

	Six Months Ended October 31,
	2013	2012
Gross Profit	$120,756	$126,522

Selling, general and administrative	203,387	229,787
Advertising, marketing and promotions	5,794	6,518
Consulting fees	194,700	218,779
Depreciation	566	566
Stock-based compensation expense	20,639	85,976
Net loss from operations	$(304,330)	$(415,104)

Total operating expenses during the three months ended October 31, 2013 decreased as compared to the comparative period in 2012 primarily due to decreases in selling, general and administrative expenses, advertising and marketing, consulting fees, and stock-based compensation expenses.

Total operating expenses during the six months ended October 31, 2013 decreased as compared to the comparative period in 2012 primarily due to decreases in selling, general and administrative expenses, advertising and marketing, consulting fees, and stock-based compensation expenses.

Liquidity and Financial Condition

Working Capital

As of October 31, 2013, our total current assets were $344,304 and our total current liabilities were $2,308,240 and we had a working capital deficit of $1,963,936.

	October 31,	April 30,
	2013	2013
Current assets	$344,304	$331,532
Current liabilities	$2,308,240	$1,418,679
Working capital (deficiency)	$(1,963,936)	$(1,087,147)

Cash Flows

		Six Months Ended October 31,
		2013		2012
Net cash flows provided by (used in) operating activities		$(29,462)		$(298,578)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by (used in) financing activities	$	Nil	$	Nil
Net increase (decrease) in cash during period		$(29,462)		$(298,578)

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

Management believes that our cash on hand, cash equivalents, and any cash revenue provided by our operating activities will be insufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $1,500,000 over the next twelve month period to fund our operating cash shortfall. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Not accounting for our working capital deficit of $1,963,936, we have estimated that we will require an additional $1,500,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a vice president of sales and marketing and three sales engineers. We plan to employ these resources within the next 12 months. We anticipate that we may spend up to $260,000 to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of October 31, 2013, and the results of its operations and cash flows for the three and six months ended October 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2013.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2013 and April 30, 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of October 31, 2013 and April 30, 2013, our company’s convertible loan payable of $500,000 was considered a level 2 liability.

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

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)
10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)

Exhibit Number	Description
10.4	Loan Agreement made as of August 6, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 12, 2008)
10.5

Form of Promissory Note made as of August 6, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 19, 2008)

10.6

General Security Agreement made as of August 6, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on August 19, 2008)

10.7	Loan Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
10.8*	Form of Promissory Note Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd.
10.9*	General Security Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd.
10.10	Stock Option Agreement made as of August 2, 2011 between our company and Walter Zurawick (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)
10.11

Stock Option Agreement made as of August 15, 2011 between our company and Canadian Environmental Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.12	Employment Agreement dated February 1, 2012 between our company and Walter J. Zurawick, Jr. (incorporated by reference from our Current Report on Form 8-K filed on February 29, 2012)
10.13	Amending Agreement dated February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.14	Assignment Agreement made as of February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.15	Consulting Agreement made as of May 1, 2012 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)
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

10.18	Consulting Agreement made as of July 1, 2013 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.19	Consulting Agreement made as of July 1, 2013 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Walter J. Zurawick, Jr.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Imad Kamel Yassine

Exhibit Number	Description
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Filed herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 16, 2013	By:	/s/ Walter J. Zurawick, Jr.
Walter J. Zurawick, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 16, 2013	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

17