Form 10-Q
period 2014-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2014-03-14
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014
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
108,911,170 common shares issued and outstanding as of March 10, 2014.

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

Risk Factors

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2014 and 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Bioshaft Water Technology, Inc.

Balance Sheets as of January 31, 2014 and April 30, 2013	F-1

Statements of Operations for the Three and Nine Months Ended January 31, 2014 and 2013	F-2

Statements of Cash Flows for the Nine Months Ended January 31, 2014 and 2013	F-3

Notes to the Financial Statements	F-4 - F-9

5

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(unaudited)

	January 31,	April 30,
	2014	2013
ASSETS
Current Assets
Cash	$229,866	$315,832
Accounts receivable, net	252,558	15,700
Prepaid expenses	114,534	-
Total Current Assets	596,958	331,532

Property and equipment, net	835	1,684
Deposits	1,000	3,248

TOTAL ASSETS	$598,793	$336,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,221,396	$777,165
Billings in excess of costs and estimated earnings on uncompleted projects	272,218	294,797
Accrued interest, net of discount of $0 and $229,787, respectively	439,257	151,864
Loans payable, net of debt discount of $602 and $330,147 respectively	524,398	194,853
Derivative liability	-	-
TOTAL LIABILITIES	2,457,269	1,418,679

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 108,911,170 issued and outstanding, respectively	108,911	108,911
Additional paid-in capital	19,539,747	19,509,633
Accumulated deficit	(21,507,134)	(20,700,759)
TOTAL STOCKHOLDERS' DEFICIT	(1,858,476)	(1,082,215)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$598,793	$336,464

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

REVENUES
Net revenue from projects	$1,136,884	$-	$1,731,477	$409,103
Net revenue (expense) from sale of products	-	-	-	(350)
TOTAL REVENUES	1,136,884	-	1,731,477	408,753

COST OF GOODS SOLD	786,385	2,442	1,260,222	284,673

GROSS PROFIT (LOSS)	350,499	(2,442)	471,255	124,080

OPERATING EXPENSES
Selling, general, and administrative	103,707	120,585	307,094	350,372
Advertising, marketing, and promotions	965	50	6,759	6,568
Consulting fees	121,500	114,500	316,200	333,279
Depreciation	283	283	849	849
Stock-based compensation	9,475	13,122	30,114	99,098
TOTAL OPERATING EXPENSES	235,930	248,540	661,016	790,166

INCOME (LOSS) FROM OPERATIONS	114,569	(250,982)	(189,761)	(666,086)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(19,187)	(19,849)	(57,282)	(59,469)
Amortization of debt discount	(1,515)	-	(559,332)	(250,000)
Gain on settlement with ZAZ	-	-	-	130,996
Change in fair value of derivative liability	-	(259,203)	-	1,913,812
TOTAL OTHER INCOME (EXPENSE)	(20,702)	(279,052)	(616,614)	1,735,339

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	93,867	(530,034)	(806,375)	1,069,253

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$93,867	$(530,034)	$(806,375)	$1,069,253

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.01)	$(0.01)	$0.01
NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.01)	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	108,911,170	104,383,000	108,911,170	104,383,000
DILUTED	148,628,017	104,383,000	108,911,170	130,567,316

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2014	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(806,375)	$1,069,253
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	849	849
Amortization of debt and accrued interest discount	559,332	250,000
Stock-based compensation	30,114	99,098
Change in fair value derivative liability	-	(1,913,812)
Changes in operating assets and liabilities:
Accounts receivable	(236,858)	-
Prepaid expenses and deposits	(112,286)	(8)
Accounts payable and accrued expenses	444,231	196,816
Due to related party	-	(24,120)
Billings in excess of costs and estimated earnings on uncompleted projects	(22,579)	(38,416)
Accrued interest	57,606	59,548
Net cash used in operating activities	(85,966)	(300,792)

Change in cash during the period	(85,966)	(300,792)
Cash at beginning of period	315,832	303,568
Cash at end of period	$229,866	$2,776

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $21,507,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2014, and the results of its operations and cash flows for the three and nine months ended January 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2013.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2014 and April 30, 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of January 31, 2014 and April 30, 2013, the Company’s convertible loan payable of $500,000 was considered a level 2 liability.

Basic Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

The Company excluded 11,300,000 and 12,300,000 common stock equivalents which consisted of options outstanding as of January 31, 2014 and 2013, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and a reconciliation of net income to net income available to common stock holders for the three months ended January 31, 2014 and the nine months ended January 31, 2013:

	For the Three	For the Nine
	Months Ended	Months Ended
	January 31, 2014	January 31, 2013
Weighted average common shares outstanding used in calculating basic earnings per share	108,911,170	104,383,000
Warrants	2,826,087	6,184,316
Convertible loans payable and accrued interest	36,890,760	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	148,628,017	130,567,316

Net income as reported	$93,867	$1,069,253
Add - Interest on convertible loans payable	19,202	56,712
Net income as adjusted	$113,069	$1,125,965

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

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible note based on their relative fair value to the face value of the convertible note, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible note also contained a BCF due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The BCF was valued at $331,288, which resulted in a 100%, or $500,000, discount to the new convertible note.  The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note.  During the nine months ended January 31, 2014, the Company amortized $325,000 of the discount to interest expense. As of January 31, 2014 and April 30, 2013, the remaining debt discount on the note was $0 and $325,000, respectively.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a BCF. The BCF was valued at $353,519, which resulted in a 100% discount to accrued interest. The Company is amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the nine months ended January 31, 2014, the Company amortized $229,787 of the discount to interest expense. As of January 31, 2014 and April 30, 2013, the remaining discount on accrued interest was $0 and $229,787, respectively.

Accrued interest related to this loan is $422,269 and $366,019 as of January 31, 2014 and April 30, 2013, respectively.

Prior to extinguishment on March 6, 2013, the derivative liability was revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the January 31, 2013 reporting date using the following assumptions:

January 31, 2013
Exercise price	$0.025
Risk free interest rate	0.07%
Expected dividend yield	0%
Volatility	186%
Expected life of options	.03 years

During the nine months ended January 31, 2013, the Company recorded a gain on the change in fair value of derivative liability of $1,913,812.

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

The Company allocated the common shares issued in connection with the news secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable. As of January 31, 2014, the Company recognized interest expense of $5,457 in connection with the amortization of the secured loan payable discount using the straight line method, with $602 remaining unamortized.  The unamortized portion will be fully recognized in fiscal 2014.  Accrued interest related to this loan was $16,988 and $15,632 as of January 31, 2014 and April 30, 2013, respectively.

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

Stock Options and Stock-Based Compensation

During the nine months ended January 31, 2014 and 2013, the Company recorded $30,144 and $99,098 in stock-based compensation, respectively. The Company expects to record $9,475 in additional stock-based compensation for the remainder of fiscal year ended April 30, 2014.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of January 31, 2014, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties as of January 31, 2014 and April 30, 2013 were $140,556 and $141,400, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of January 31, 2014 and April 30, 2013, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheets.  There were no payments made on this obligation during the nine months ended January 31, 2014.

As of January 31, 2014 and April 30, 2013, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the nine months ended January 31, 2014.

During the nine months ended January 31, 2013, the Company generated revenues of $248,060 from an entity controlled by a member of our board of directors.

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On August 6, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of a loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 6, 2009. The loan was used for general working capital purposes.  The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008.  The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009. On March 6, 2013, Premier agreed to extend the loan agreement until August 11, 2013.  The loan remains unpaid and is currently in default. Our company is currently negotiating an extension with Premier.

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

Effective February 23, 2012, we entered into an assignment of debt wherein we have agreed to accept $250,000 as consideration for the assignment of obligations under a loan agreement with Pedernales Brewing Company, LLC and Lee Hereford. Pursuant to the terms of the assignment of debt, we agreed to absolutely and unconditionally assign, transfer and set over all of our right, title and interest in and to the loan. Further to the terms, we have the right to repurchase the loan for the remaining principal balance plus unpaid interest.

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

On February 1, 2014, Mr. Walter J. Zurawick Jr. resigned as President, Chief Executive Officer, and as a director of our company.  Mr. Zurawick’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.  Subsequent to Mr. Zurawick’s resignation, we entered into a consulting agreement with Walter Zurawick for marketing and business development services. As compensation, we have agreed to pay Mr. Zurawick $5,000 per month, compensation to be payable in arrears with our company’s payroll following the completion of each month during the term and will be prorated on a daily basis for partial months based on a 30 day calendar month. Our company shall also provide Mr. Zurawick with a commission of 3% of gross proceeds we receive from sales leads identified prior to February 1, 2014, or 5% of gross proceeds we receive from sales leads identified after February 1, 2014.  Mr. Zurawick shall also be compensated for overhead expenses pursuant to the terms of the agreement.  The term of the agreement is effective February 1, 2014 on a month to month basis. The consulting agreement replaces all previous agreements between our company and Mr. Zurawick.

Effective February 1, 2014, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine in his capacity as a consultant, and as chief operating officer and chief financial officer of our company.  Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000. The term of this agreement is for a period of two years, expiring on January 31, 2006.

Results of Operations

Three Months Summary

	Three Months Ended
	January 31,
	2014		2013
Total revenue	$1,136,884	$	Nil

Cost of goods sold	786,385		2,442
Total operating expenses	235,930		248,540
Total other income (expense)	(20,702)		(279,052)
Net income (loss)	$93,867		$(530,034)

Nine Months Summary

	Nine Months Ended
	January 31,
	2014	2013
Total revenue	$1,731,477	$408,753

Cost of goods sold	1,260,222	284,673
Total operating expenses	661,016	790,166
Total other income (expense)	(616,614)	1,735,339
Net income (loss)	$(806,375)	$1,069,253

Revenue

We have earned revenue of $1,136,884 and $1,731,477 during three and nine month periods ended January 31, 2014 as compared with revenue of $Nil and $408,753 during the three and nine months ended January 31, 2013.  The increase in revenues during the current year is a result of the Company expanding its domestic and international distributors who have increased the number of projects.

Expenses

	Three Months Ended
	January 31,
	2014	2013
Gross profit (loss)	$350,499	$(2,442)

Selling, general and administrative	103,707	120,585
Advertising, marketing and promotions	965	50
Consulting fees	121,500	114,500
Depreciation	283	283
Stock-based compensation expense	9,475	13,122
Income (loss) from operations	$114,569	$(250,982)

	Nine Months Ended
	January 31,
	2014	2013
Gross profit	$471,255	$124,080

Selling, general and administrative	307,094	350,372
Advertising, marketing and promotions	6,759	6,568
Consulting fees	316,200	333,279
Depreciation	849	849
Stock-based compensation expense	30,114	99,098
Loss from operations	$(189,761)	$(666,086)

Total operating expenses during the three months ended January 31, 2014 decreased as compared to the comparative period in 2013 primarily due to decreases in selling, general and administrative expenses and stock-based compensation expenses.

Total operating expenses during the nine months ended January 31, 2014 decreased as compared to the comparative period in 2013 primarily due to decreases in selling, general and administrative expenses, consulting fees, and stock-based compensation expenses.

Liquidity and Financial Condition

Working Capital

As of January 31, 2014, our total current assets were $596,958 and our total current liabilities were $2,457,269 and we had a working capital deficit of $1,860,311.

	January 31,	April 30,
	2014	2013
Current assets	$596,958	$331,532
Current liabilities	$2,457,269	$1,418,679
Working capital deficit	$(1,860,311)	$(1,087,147)

Cash Flows

	Nine Months Ended
	January 31,
	2014	2013
Net cash flows (used in) operating activities	$(85,966)	$(300,792)
Net cash flows provided by (used in) investing activities	Nil	Nil
Net cash flows provided by (used in) financing activities	Nil	Nil
Net (decrease) in cash during period	$(85,966)	$(300,792)

Future Financing

We have recently had significant increases in revenues and accounts receivable, however, the continuance of such cannot be assured.  If revenues were to decrease, we would have significant difficulty sustaining our operations without additional support.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new stockholders and our ability to maintain profitable operations.

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

Not accounting for our working capital deficit of $1,860,311, we have estimated that we will require an additional $1,500,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a vice president of sales and marketing and three sales engineers. We plan to employ these resources within the next 12 months. We anticipate that we may spend up to $260,000 to non-executive officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of January 31, 2014, and the results of its operations and cash flows for the three and nine months ended January 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2013.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2014 and April 30, 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible debt obligations approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

As of January 31, 2014 and April 30, 2013, our company’s convertible loan payable of $500,000 was considered a level 2 liability.

Basic Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing our company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that our company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

Our company excluded 11,300,000 and 12,300,000 common stock equivalents which consisted of options outstanding as of January 31, 2014 and 2013, respectively, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and a reconciliation of net income to net income available to common stock holders for the three months ended January 31, 2014 and the nine months ended January 31, 2013:

	For the Three	For the Nine
	Months Ended	Months Ended
	January 31, 2014	January 31, 2013
Weighted average common shares outstanding used in calculating basic earnings per share	108,911,170	104,383,000
Warrants	2,826,087	6,184,316
Convertible loans payable and accrued interest	36,890,760	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	148,628,017	130,567,316

Net income as reported	$93,867	$1,069,253
Add - Interest on convertible loans payable	19,202	56,712
Net income as adjusted	$113,069	$1,125,965

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

On February 1, 2014, Mr. Walter J. Zurawick Jr. resigned as president, chief executive officer, and as a director of our company. Mr. Zurawick’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently, we appointed Mr. Bashar Amin, a director of our company, as president and chief executive officer of our company.

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
10.8

Form of Promissory Note Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)

10.9

General Security Agreement made as of March 6, 2009 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 16, 2013)

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

10.12	Amending Agreement dated February 23, 2012 between our company and Premier Financial Marketing Co. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
10.13	Assignment Agreement made as of February 23, 2012 between our company and Six Capital Limited (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2012)
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

Exhibit Number	Description
10.16	Consulting Agreement made as of July 1, 2013 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.17	Consulting Agreement made as of July 1, 2013 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.18*	Consulting Agreement made as of February 1, 2014 between our company and Walter Zurawick
10.19*	Consulting Agreement made as of February 1, 2014 between our company and Sustainable Water Corp.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 14, 2014	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 14, 2014	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

17