Form 10-K
period 2014-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2014-08-20
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014

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

Yes [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2013 was $8,454,769.46 based on a $0.17 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

110,411,170 common shares as of July 22, 2014.

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

With the completion of the asset purchase agreement, we changed our business to the business of designing and manufacturing both industrial and domestic waste water treatment plant systems, using our patented Bioshaft unit, the Bioshaft System, along with the development of our modular anoxic anaerobic digester (“MAAD”) technology used to treat the primarily high strength industrial wastewater.

On August 6, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of a loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 6, 2009. The loan was used for general working capital purposes. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008. The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009. On March 6, 2013, Premier agreed to extend the loan agreement until August 11, 2013. The loan remains unpaid and is currently in default. Our company is currently negotiating an extension and new terms with Premier.

On March 6, 2009, we entered a loan agreement with Premier pursuant to which Premier loaned our company $25,000 for the purposes of working capital. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing March 6, 2010. The principal and accrued interest were due on March 6, 2010. On September 6, 2011, Premier agreed to extend the loan agreement until September 6, 2012. On March 6, 2013, Premier agreed to further extend the loan until March 6, 2014.  The loan remains unpaid and is currently in default. Our company is currently negotiating an extension and new terms with Premier.

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

In June 2014, Premier advanced us an additional $60,000 in which the formal terms have not been established.

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

On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co. (“ZAZCo”), a company operated by our director, Zuhier Ahmad Zahran. Under the distributor agreement ZAZCo will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years.  The purchase prices for our products shall be in response to specific project requirements. The difference between ZAZCo’s purchase price and ZAZCo’s selling price to its customers shall be ZAZCo’s sole remuneration for sale of our products.  ZAZCo shall be free to determine the resale prices of our products and shall, in good faith, use its commercially reasonable efforts to reasonably price our products so as to be competitive in the territory in respect of other competitive or similar products offered in the territory.

On July 1, 2013, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director, Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days. The term of the consulting agreement is through June 30, 2014 and our company is currently in the process of renewing this agreement.

On July 1, 2013, we entered into a consulting agreement with Hydro E+, LLC to assist our company in corporate finance, marketing and business development matters. For its services, Hydro E+ received compensation of $7,000 on execution of the consulting agreement and will receive $7,000 every 30 days afterward. The term of the agreement is until June 30, 2014 and our company is currently in the process of renewing this agreement.

On February 1, 2014, Mr. Walter J. Zurawick Jr. resigned as president, chief executive officer, and as a director of our company. Mr. Zurawick’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise. Subsequent to Mr. Zurawick’s resignation, we entered into a consulting agreement with Walter Zurawick for marketing and business development services. As compensation, we agreed to pay Mr. Zurawick $5,000 per month, compensation to be payable in arrears with our company’s payroll following the completion of each month during the term and will be prorated on a daily basis for partial months based on a 30 day calendar month. Our company shall also provide Mr. Zurawick with a commission of 3% of gross proceeds we receive from sales leads identified prior to February 1, 2014, or 5% of gross proceeds we receive from sales leads identified after February 1, 2014. Mr. Zurawick shall also be compensated for overhead expenses pursuant to the terms of the agreement. The term of the agreement is effective February 1, 2014 on a month to month basis. The consulting agreement replaces all previous agreements between our company and Mr. Zurawick. On March 28, 2014 Mr. Zurawick resigned from all positions, including the consulting agreement.

Effective February 1, 2014, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine in his capacity as a consultant, and as chief operating officer and chief financial officer of our company. Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000. The term of this agreement is for a period of two years, expiring on January 31, 2016.

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

The new Turbo - MBBR BioShaft Packaged system is mobile and delivered ready for immediate installation. It is a pre-engineered, standard, packaged system designed as a complete domestic wastewater solution. The T-MBBR BioShaft Packaged System is a compact and economic alternative that provides customers with a quick means of installation and commissioning in the event of a sewage emergency situation. The United States has many aging and overburdened sewage systems which result in regular sewage overflows and the BioShaft Packaged System was designed for these emergency situations and can handle from 5000 up to 30,000 gallons per day.

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

Markets

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

Sales and Marketing

Initially, we intend to target waste water operators of municipalities, land developers, and private enterprises in the Middle East and then move into international markets. We have recently entered into dairy and poultry markets in California. We will attempt to reach these segments through traditional marketing methodologies. These methodologies include attendance at business specific conferences, direct mailings of brochures, warm and cold calling, website and e-commerce approaches and advertisements in trade publications.

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

The sales strategy is to focus first on meeting the increased demand from our Middle East clients with whom our former officer and director, Dr. Badreddine, established relationships for larger orders. These clients are critical to our ability to acquire additional accounts. Secondly, we will focus on increasing the volume to the Middle East market. When we have reached maximum sales to existing channels we can then shift the majority of our focus to securing additional regions using our innovative contract pricing techniques such as Build Own Operate. This sales strategy is to concentrate on that segment of the market that can be most easily captured by our company.

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

Employees

As of April 30, 2014, our company has retained 3 consultants including Bashar Amin, our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director and Walter J. Zurawick, Jr., our former president, chief executive officer and director. On March 28, 2014 Mr. Zurawick resigned from all positions, including as a consult.

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers by approximately January 2015. We anticipate that we may spend up to $108,000 per month to employee officers and employees and up to $50,000 in payroll taxes.

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

Subsidiaries

We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

Risks Related to Our Business

We have a history of losses and insufficient revenues, which raise substantial doubt about our ability to continue as a going concern.

We have a minimal prior history of profitability and a working capital deficit of $2,312,756 as of April 30, 2014.  We have generated estimated net losses of $21,960,000 since inception.  We have limited liquidity and do not yet have sufficient revenues to cover operating costs over an extended period of time.  We can offer no assurance that we will operate profitably or continue to generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized significant or sustained profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and insufficient revenues raise substantial doubt about our ability to continue as a going concern.

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

We have a limited history of revenues from operations and have no significant tangible assets. We have not generated positive earnings prior to fiscal 2013 and there can be no assurance that we will continue operate profitably. We have only recently completed our acquisition of the U.K. patent in respect to the BioShaft System and our company has limited operating history in the business of designing and manufacturing domestic waste water treatment plant system. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our waste water treatment plant system. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful waste water treatment system or achieve commercial acceptance of our waste water treatment plant system or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “BSHF.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2014	$0.0799	$0.02
January 31, 2014	$0.05	$0.025
October 31, 2013	$0.08	$0.015
July 31, 2013	$0.0719	$0.035
April 30, 2013	$0.09	$0.06
January 31, 2013	$0.09	$0.02
October 31, 2012	$0.09	$0.05
July 31, 2012	$0.15	$0.05
April 30, 2012	$0.276	$0.04

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

As of July 22, 2014, the list of stockholders for our shares of common stock showed 35 registered stockholders and 110,411,170 shares of common stock outstanding.

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

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,000,000	$0.15	10,891,117(1)
Total	1,000,000	$0.15	10,891,117(1)

(1)

Based on 10% of the issued and outstanding shares, as allowed under the Stock Option Plan, on April 30, 2014, less the number of options issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2014.

Recent Sales of Unregistered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2014.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2014 and April 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 14 of this annual report.

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

(e)

the small footprint and default generation of biogas gives BioShaft the unique ability among competitors to take on very high organic contaminant loads. Typically 400% to 500% of the maximum competitors quote.

(f)

BioShaft offering is MOST superior in:

i.

brewery wastewater;

ii.

dairy wastewater;

iii.

dairy processing wastewater - cheese, yogurt, etc.

(g)

fill the positions of Vice President of Marketing and three sales engineers.

Not accounting for our working capital deficit of $2,312,756, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2015.

General and Administrative Expenses

We expect to spend $960,000 during the twelve-month period ending April 30, 2015 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2015.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2015.

Results of Operations for the Years Ended April 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2014 and 2013.

Our operating results for the years ended April 30, 2014 and 2013 are summarized as follows:

		Year Ended
		April 30,
		2014	2013

Revenues		$2,060,935	$515,882
Net revenue (expense) from sale of products	$	Nil	$(350)
Cost of Goods Sold		$1,764,413	$279,684
Operating Expenses		$917,257	$1,006,292
Total Other (Income) Expense		$638,359	$(1,516,688)
Net Income (Loss)		$(1,259,094)	$746,244

Revenues

Our revenues for the year ended April 30, 2014 were $2,060,935, compared to our revenue for the year ended April 30, 2013, which were $515,532, representing an increase of $1,545,403 resulting from the Company expanding its domestic and international distributors who have increased the number of projects.

Cost of Revenues

Our cost of revenues for the year ended April 30, 2014 were $1,746,413 (84.7% of revenues), compared to our cost of revenues for the year ended April 30, 2013, which were $279,684. The increase in our cost of revenues is directly related to the increase in revenues. Although our revenues have increased, the decrease in our gross profit percentage relates our willingness to make lower margins on current projects to establish ourselves within the market place.

Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the year ended April 30, 2014 and April 30, 2013 are outlined in the table below:

	Year Ended
	April 30,
	2014	2013

Selling, general and administrative	$417,397	$448,234
Advertising, marketing and promotions	$15,123	$7,788
Consulting fees	$453,500	$432,179
Depreciation	$1,123	$1,123
Stock based compensation	$30,114	$116,968
Total Operating Expenses	$917,257	$1,006,292

The decrease in operating expenses for the year ended April 30, 2014, compared to the same period in fiscal 2013, was mainly due to decreases in selling, general and administrative expenses and stock based compensation as we try to conserve working capital to fund our revenue producing operations.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2014	2013
Current assets	$573,631	$331,532
Current liabilities	$2,886,387	$1,418,679
Working capital deficiency	$(2,312,756)	$(1,087,147)

As of April 30, 2014, our total current assets were $573,631 and our total current liabilities were $2,886,387 and we had a working capital deficit of $2,312,756. Our financial statements report a net loss of $1,259,094 for the year ended April 30, 2014, and a net income of $746,244 for the year ended April 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		April 30, 2014		April 30, 2013

Net Cash (Used in) Operating Activities		$(278,494)		$(225,236)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil		$237,500
Cash (decrease) increase during the year		$(278,494)		$12,264

We had cash in the amount of $37,338 as of April 30, 2014 as compared to $315,832 as of April 30, 2013. We had a working capital deficit of $2,312,756 as of April 30, 2014 compared to working capital deficit of $1,087,147 as of April 30, 2013. During fiscal 2014, we have funded operations primarily through cash flows generated through the sales of our water processing plants.

Historically, our principal sources of funds have been from sales of our common stock and debt agreements.

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

Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2014 and 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

Revenue Recognition

For contracts in which our company can reasonably estimate the costs and the percent complete, our company recognizes revenues based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

For contracts in which our company can't reasonably estimate the costs and the percent complete, our company recognizes revenues using the completed contract method. Typically, these contracts are isolated to international contracts whereby our company is providing equipment and limited installation. Under the completed contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and the equipment is delivered to the end user.

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

The asset, “Costs in excess of billings on uncompleted projects”, represents costs incurred on current projects in which have not been allocated to the particular project or the contract has not been completed and typically relate to deposit paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized. Contract retentions are included in accounts receivable.

Stock-Based Compensation

Our company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation - Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite vesting period.

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

Product Warranty Costs

Our company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs based upon the percent complete of the project. In estimating our future warranty obligations, our company considers various relevant factors, including our company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. During the year ended April 30, 2014, our company recorded an initial warranty reserve of $24,000, which is reflected within accounts payable and accrued liabilities on the accompanying balance sheet, in which there have been no offsets. Previously, a warranty reserve had not been required and thus not provided.

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

Our company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Our company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While our company believes we have appropriate support for the positions taken on our tax returns, our company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. Our company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. To date no such provisions have been recorded.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioshaft Water Technology, Inc.

Long Beach, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2014 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

August 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioshaft Water Technology, Inc.

Long Beach, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2013 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 13, 2013

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS

	April 30,	April 30,
	2014	2013
ASSETS
Current Assets
Cash	$37,338	$315,832
Accounts receivable, net allowance for doubtful accounts of $34,000 and $0, respectively	302,941	15,700
Costs in excess of billings on uncompleted projects	233,352	-
Total Current Assets	573,631	331,532

Property and equipment, net	561	1,684
Deposits	1,000	3,248

TOTAL ASSETS	$575,192	$336,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,473,172	$777,165
Billings in excess of costs and estimated earnings on uncompleted projects	427,814	294,797
Accrued interest, net of discount of $0 and $229,787, respectively	460,401	151,864
Convertible loan payable, net of debt discount of $0 and $330,147 respectively	525,000	194,853
TOTAL LIABILITIES	2,886,387	1,418,679

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 108,911,170 issued and outstanding, respectively	108,911	108,911
Additional paid-in capital	19,539,747	19,509,633
Accumulated deficit	(21,959,853)	(20,700,759)
TOTAL STOCKHOLDERS' DEFICIT	(2,311,195)	(1,082,215)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$575,192	$336,464

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	April 30, 2014	April 30, 2013

REVENUES
Net revenue from projects	$2,060,935	$515,882
Net revenue (expense) from sale of products	-	(350)
TOTAL REVENUES	2,060,935	515,532

COST OF REVENUES	1,764,413	279,684

GROSS PROFIT	296,522	235,848

OPERATING EXPENSES
Selling, general, and administrative	417,397	448,234
Advertising, marketing, and promotions	15,123	7,788
Consulting fees	453,500	432,179
Depreciation	1,123	1,123
Stock-based compensation	30,114	116,968
TOTAL OPERATING EXPENSES	917,257	1,006,292

LOSS FROM OPERATIONS	(620,735)	(770,444)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(78,425)	(78,593)
Amortization of debt discount	(559,934)	(549,644)
Gain on settlement with ZAZ	-	130,996
Change in fair value of derivative liability	-	2,013,929
TOTAL OTHER INCOME (EXPENSE)	(638,359)	1,516,688

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,259,094)	746,244

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,259,094)	$746,244

NET INCOME (LOSS) PER SHARE: BASIC	$(0.01)	$0.01
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	108,911,170	105,028,582
DILUTED	108,911,170	131,288,665

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Years Ended April 30, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2012	104,383,000	$104,383	$17,642,389	$(21,447,003)	$(3,700,231)

Stock-based compensation	-	-	74,690	-	74,690
Extinguishment of derivative liability	-	-	700,004	-	700,004
Discount on convertible note and accrued interest	2,945,170	2,945	856,633	-	859,578
Stock issued for cash	1,583,000	1,583	235,917	-	237,500
Net income	-	-	-	746,244	746,244

Balance, April 30, 2013	108,911,170	108,911	19,509,633	(20,700,759)	(1,082,215)

Stock-based compensation	-	-	30,114	-	30,114
Net loss	-	-	-	(1,259,094)	(1,259,094)

Balance, April 30, 2014	108,911,170	$108,911	$19,539,747	$(21,959,853)	$(2,311,195)

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	April 30, 2014	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,259,094)	$746,244
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation expense	1,123	1,123
Amortization of debt and accrued interest discount	559,934	549,644
Bad debt expense	34,000
Stock-based compensation	30,114	116,968
Change in fair value derivative liability	-	(2,013,929)
Changes in operating assets and liabilities:
Accounts receivable	(321,241)	(15,700)
Costs in excess of billings on uncompleted projects	(233,352)	2,253
Deposits	2,248	(1,000)
Accounts payable and accrued expenses	696,007	111,667
Due to related party	-	(24,120)
Billings in excess of costs and estimated earnings on uncompleted projects	133,017	222,864
Accrued interest	78,750	78,750
Net cash used in operating activities	(278,494)	(225,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	237,500
Net Cash Provided by financing activities	-	237,500

Change in cash during the year	(278,494)	12,264
Cash at beginning of year	315,832	303,568
Cash at end of year	$37,338	$315,832

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Debt discount due to common stock and beneficial conversion feature	$-	$506,059
Discount on accrued interest	$-	$353,519
Derivative liability reclassed to additional paid-in capital	$-	$700,004

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $21,960,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2014 and 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

During the year ended April 30, 2014, the Company excluded 6,100,000 common stock equivalents related to options outstanding, 10,000,000 common stock equivalents related to warrants outstanding, 37,640,760 shares issuable under the convertible loans payable and accrued interest as their effects would have been anti-dilutive.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the year ended April 30, 2013:

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year
Ended
April 30, 2013
Weighted average common shares outstanding used in calculating basic earnings per share	105,028,582
Warrants	6,260,083
Convertible loans payable and accrued interest	20,000,000
Weighted average common and common equivalent shares used in calculating diluted earnings per share	131,288,665

Net income as reported	$746,244
Add - Interest on convertible loans payable	78,750
Net income as adjusted	$824,994

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly evaluating the customer receivables and at time obtaining prepayments on contracts. During the years ended April 30, 2014 and 2013, the provisions for uncollectible accounts receivable was $34,000 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over the period of three years.

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

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718 “Compensation - Stock Compensation”, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company accounts for modifications of its BCF’s in accordance with ASC 470 “Modifications and Exchanges”. ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Revenue Recognition

For contracts in which the Company can reasonably estimate the costs and the percent complete, the Company recognizes revenues based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

For contracts in which the Company can't reasonably estimate the costs and the percent complete, the Company recognizes revenues using the completed contract method. Typically, these contracts are isolated to international contracts whereby the Company is providing equipment and limited installation. Under the completed contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and the equipment is delivered to the end user.

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

The asset, "Costs in excess of billings on uncompleted projects", represents costs incurred on current projects in which have not been allocated to the particular project or the contract has not been completed and typically relate to deposit paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized. Contract retentions are included in accounts receivable.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, “Compensation - Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite vesting period.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, under the provisions ASC 815 - “Derivatives and Hedging” certain financial instruments that have characteristics of a derivative, as defined by ASC 815, such as embedded conversion features on our convertible notes, that are potentially settled in the Company’s own common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value each reporting period.

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

Product Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs based upon the percent complete of the project. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. During the year ended April 30, 2014, the Company recorded an initial warranty reserve of $24,000, in which there have been no offsets. Previously, a warranty reserve had not been required and thus not provided.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at April 30, 2014 and 2013.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	2014	2013

Computer equipment	$15,177	$15,177
Less: accumulated depreciation	(14,616)	(13,493)
Property and equipment, net	$561	$1,684

Depreciation expense was $1,123 and $1,123 for the years ended April 30, 2014 and 2013, respectively.

NOTE 4. LOANS PAYABLE

$500,000 Convertible Loan

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

On March 6, 2013, the convertible loan was modified to extend the maturity date to August 11, 2013.  As consideration for the extension, 2,811,873 common shares of the Company’s common stock were issued to the lender.  The common shares were valued at $168,712 based on the closing market price of the Company's common stock on the date of the agreement. The modification qualified for extinguishment accounting whereby the former convertible loan was considered extinguished and a new convertible loan issued. Accordingly, the derivative liability allocated with the extinguished convertible note no longer required liability accounting as the conversion price of the convertible note was fixed at $0.025 per share. Thus, the derivative liability was valued immediately before extinguishment, using the inputs noted below at March 6, 2013, with the remaining balance of $700,004 being charged to additional paid-in capital.  Because the terms of the modified note included a fixed conversion price and because the Company has an adequate number of common shares available to be issued to cover the conversion, no derivative liability was applicable.

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible loan based on their relative fair value to the face value of the convertible loan, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible loan also contained a BCF due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The BCF was valued at $331,288, which resulted in a 100% discount to the new convertible loan.  As of April 30, 2014 and 2013, the Company recognized amortization expense of $325,000 and $175,000, respectively, using the straight line method in connection with the amortization of the convertible loan discount. As of April 30, 2014, the discount is fully amortized.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a BCF. The BCF was valued at $353,519, which resulted in a 100% discount to accrued interest.  As of April 30, 2014 and 2013, the Company recognized amortization expense of $229,787 and $123,732, respectively using the straight line method in connection with the amortization of the discount.  As of April 30, 2014, the discount is fully amortized. Accrued interest related to this loan is $441,019 and $366,019 as of April 30, 2014 and 2013, respectively.

Total amortization expense recorded related to the $500,000 convertible note and accrued interest during the year ended April 30, 2014 was $554,787.

As of April 30, 2014, the Company was in default of the convertible loan and is currently trying to renegotiate the terms with the holder.

The derivative liability was revalued each reporting period using the Black-Scholes model. The Company estimated the fair value of the derivative liability using the Black-Scholes model on the March 6, 2013, the date of extinguishment, using the following assumptions:

March 6, 2013
Exercise price	$0.025
Risk free interest rate	0.07%
Expected dividend yield	0%
Volatility	186%
Expected life of options	.01 years

During the year ended April 30, 2013, the Company recorded a gain on the change in fair value of derivative liability of $2,013,929 due to the changes in fair value of the derivative liability between April 30, 2012 and the date of extinguishment.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company allocated the common shares issued in connection with the new secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable. As of April 30, 2014 and 2013, the Company recognized amortization expense of $5,147 and $912, respectively, in connection with the amortization of the secured loan payable discount using the straight line method. As of April 30, 2014, the discount is fully amortized.

Accrued interest related to this loan was $19,382 and $15,632 as of April 30, 2014 and 2013, respectively.

As of April 30, 2014, the Company was in default of the secured loan payable and is currently trying to renegotiate the terms with the holder.

NOTE 5. STOCKHOLDERS’ DEFICIT

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of stock option for the years ended April 30, 2014 and 2013 and changes during the corresponding year are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding April 30, 2012	13,300,000	$0.15	5.9
Granted	-	-	-
Canceled	(2,000,000)	0.15	3.4
Outstanding April 30, 2013	11,300,000	0.15	5.3
Granted	-	-	-
Canceled	(5,200,000)	0.15	7.8
Outstanding April 30, 2014	6,100,000	$0.15	1.6

During the years ended April 30, 2014 and 2013, the Company recorded $30,114 and $116,968 in stock-based compensation, respectively, which includes the amortization of prepaid amounts. All stock based compensation has been amortized as of April 30, 2014.

Warrants

As of April 30, 2014 and 2013, the Company has outstanding warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.025 with an initial life of five years. The warrants expire in February 2017.

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting Contracts

As of April 30, 2014, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties, including reimbursable expenses, as of April 30, 2014 and 2013 was $170,289 and $141,400, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

During the year ended April 30, 2013, a consulting contract with a related party for total annual compensation of $120,000 expired on December 31, 2012 without renewal. During the year ended April 30, 2013, the Company recorded compensation of $80,000 in connection with this contract. As of April 30, 2014, no additional amounts were due to this former consultant.

As of April 30, 2014 and 2013, the Company's Chief Executive Officer, who resigned in February 2014, had accrued salaries of $19,000 and $58,000, respectively. The amount was included in accounts payable and accrued expenses on the accompanying balance sheets.

As of April 30, 2014 and 2013, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheets.  There were no payments made on this obligation during the years ended April 30, 2014 and 2013.

As of April 30, 2014 and 2013, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheets. There were no payments made on this obligation during the years ended April 30, 2014 and 2013.

As of April 30, 2012, the Company had a net amount due to a related party of $2,559. The amount was comprised of accounts receivable and accounts payable in which have the right of offset. The Company recognized net expense of $350 from the related party during the year ended April 30, 2013.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Revenues and Settlements

During the year ended April 30, 2014, the Company entered into a contract with an entity controlled by a board of director to provide a waste water plant, see below for additional transactions with the board of director member. As of April 30, 2014, the Company has invoiced the related party under the contract $100,927 of which progress payments of $100,927 have been received. The Company has not recorded any revenues in connection with contract as to date invoices have related to purchase equipment in which would incorrectly reflect the actual percent complete on the contract.

During the year ended April 30, 2013, the Company generated revenues of $248,060 from an entity controlled by a board of director, see below.

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

NOTE 7. COMMITMENT

Operating Leases

In April 2009, Company entered into a lease for a new facility, commencing May 5, 2009. The lease expired on May 4, 2013 and carried a base rent of $24,692 per year. The Company currently leases an office space on a year to year basis. Monthly rent charged in connection with this lease is $500.

NOTE 8. INCOME TAXES

The provision for income tax consists of the following for the years ended April 30:

	2014	2013
Income tax benefit attributable to:
Net income (loss)	$(414,832)	$253,723
Permanent differences	190,378	(497,857)
Valuation allowance	224,454	244,134
Net provision for income tax	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$7,760,569	$7,536,115
Valuation allowance	(7,760,569)	(7,536,115)
Net deferred tax asset	$-	$-

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

During the years ended April 30, 2014 and 2013, the valuation allowance increased by $237,714 and $244,134, respectively. At April 30, 2014, the Company had approximately $22,864,000 in federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2029 for federal purposes and 2019 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at April 30, 2014 and 2013, will not be fully realizable. In addition, since inception the Company has issued a significant amount of common stock for cash, services, etc. The Company has determined that due to the significant change in ownership, the historical NOLs have probably been impaired due to IRS Section 382 limitations.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2009 through 2014 and currently does not have any ongoing tax examinations.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into a promissory note for $54,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.

Subsequent to year end, the Company received $60,000 in proceeds used for working capital purposes from the note holders discussed in Note 4 above. The terms of the agreement have yet to be finalized.

Subsequent to year end, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 29, 2014, Silberstein Ungar, PLLC (the “Former Accountant”) notified our company that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 29, 2014, the Former Accountant resigned as our company’s independent registered public accounting firm and our company engaged KLJ & Associates, LLP (the “New Accountant”) as our company’s independent registered public accounting firm. The engagement of the New Accountant was approved by our company’s board of directors.

The Former Accountant’s audit reports on the financial statements of our company for the fiscal years ended April 30, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of the Former Accountant on our company’s financial statements for the fiscal years ended April 30, 2013 and 2012 contained an unqualified opinion with an emphasis of a matter regarding our company’s ability to continue as a going concern.

During the fiscal years ended April 30, 2013 and 2012, and through July 29, 2014, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended April 30, 2013 and 2012 and through July 29, 2014, our company did not consult with the New Accountant regarding (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, nor did the New Accountant provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(2) of Regulation S-K).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of April 30, 2014, our company’s internal control over financial reporting was effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

On February 1, 2014, Mr. Walter J. Zurawick Jr. resigned as president, chief executive officer, and as a director of our company. Mr. Zurawick’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Following Mr. Zurawick’s resignation, Mr. Bashar Amin consented to and was appointed as president and chief executive officer of our company. Mr. Amin will continue to serve as a director of our company.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	65	August 14, 2007
Bashar Amin	President, Chief Executive Officer and Director	54	July 16, 2012
Zuhier Ahmed Zahran	Director	55	July 16, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Imad Kamel Yassine - Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Our management and board of directors concluded that Mr. Yassine should serve as a director of our company due to his extensive experience in management, finance, international trade, and manufacturing relating to the waste water treatment industry in addition to extensive knowledge of the U.S. and the international water treatment markets.

Bashar Amin - President, Chief Executive Officer and Director

Bashar Amin was appointed as a director of our company on July 16, 2012 and as our president and chief executive officer on February 1, 2014. Mr. Amin earned his Master of Science in Environmental Engineering at California State University in Fresno, California. He is currently a self-employed environmental engineer providing water and wastewater engineering and operations services to clients around the world with his main focus in the Middle East region.

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

Our management and board of directors have concluded that Mr. Zurawick should serve as a director of our company due to his extensive experience in management, project development, sales and marketing relating to the waste water treatment industry.

Zuhier Ahmed Zahran - Director

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

Mr. Zahran is also a partner in the Jordanian Saudi Food Services Company, Jordan, Newtek, an electromechanical company in Saudi Arabia, Aluminum Company Ltd. S.A.R.L. in Lebanon, Team Time Company, a labor recruitment company, in Saudi Arabia and Chairman of Square Meter Company, a property development company in Saudi Arabia.

Our management and board of directors have concluded that Mr. Zahran should serve as a director of our company due to his extensive experience in engineering and construction project management, in addition to extensive business experience and knowledge of the Middle East region, including Saudi Arabia and Jordan.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Imad Kamel Yassine(1)	1	1	0

(1)

The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes of Beneficial Ownership of Securities.

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

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)  our principal executive officer;

(b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2014 and 2013; and

(c)  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Imad Kamel(1) Yassine Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	2014 2013	180,000 180,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	180,000 180,000
Bashar Amin(2) President, Chief Executive Officer and Director	2014 2013	120,000 120,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	120,000 120,000
Zuhier Ahmed Zahran(3) Director	2014 2013	Nil Nil	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	Nil Nil
Walter J. Zurawick, Jr.(4) Former President, Chief Executive Officer and Director	2014 2013	151,000 202,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	4,500 N/A	155,500 202,000

(1)

Imad Kamel Yassine was appointed as our chief operating officer on September 18, 2007, as a director of our company on August 14, 2007 and as chief financial officer, secretary and treasurer of our company on September 10, 2008.

(2)

Bashar Amin was appointed as a director of our company on July 16, 2012 and as president and chief executive of our company on February 1, 2014.

(3)

Zuhier Ahmed Zahran was appointed as a director of our company on July 16, 2012.

(4)

Walter J. Zurawick, Jr. resigned as our president, chief executive officer and director on February 1, 2014.

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bashar Amin(1)	1,000,000	-	-	0.15	Aug. 15/16	-	-	-	-

(1)

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2014 or April 30, 2013 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2014.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2014.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

On February 1, 2014, Mr. Walter J. Zurawick Jr. resigned as President, Chief Executive Officer, and as a director of our company. Mr. Zurawick’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise. Subsequent to Mr. Zurawick’s resignation, we entered into a consulting agreement with Walter Zurawick for marketing and business development services. As compensation, we have agreed to pay Mr. Zurawick $5,000 per month, compensation to be payable in arrears with our company’s payroll following the completion of each month during the term and will be prorated on a daily basis for partial months based on a 30 day calendar month. Our company shall also provide Mr. Zurawick with a commission of 3% of gross proceeds we receive from sales leads identified prior to February 1, 2014, or 5% of gross proceeds we receive from sales leads identified after February 1, 2014. Mr. Zurawick shall also be compensated for overhead expenses pursuant to the terms of the agreement. The term of the agreement is effective February 1, 2014 on a month to month basis. The consulting agreement replaces all previous agreements between our company and Mr. Zurawick. On March 28, 2014 Mr. Zurawick resigned from all positions, including the consulting agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 22, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Imad Kamel Yassine 1726 Mulberry Drive San Marcos, CA 92069	Common Shares	20,000,000(2)	18.11%
Bashar Amin 5385 Bessborough Crt. Mississauga, ON, Canada L5M 5C5	Common Shares	6,000,000(3)(4)(5)	5.43%
Zuhier Ahmed Zahran PO Box 17919 Jeddah 21494, Saudi Arabia	Common Shares	4, 150,000(6)(7)	3.76%
All Officers and Directors As a Group	Common Shares	30,150,000	27.31%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 22, 2014. As of July 22, 2014, there were 110,411,170 shares of our company’s common stock issued and outstanding.

(2)

Imad Kamel Yassine was appointed as our chief operating officer on September 18, 2007, as a director of our company on August 14, 2007 and as chief financial officer, secretary and treasurer of our company on September 10, 2008.

(3)

Bashar Amin was appointed as a director of our company on July 16, 2012 and as president and chief executive of our company on February 1, 2014.

(4)

Includes options to acquire 1,000,000 shares of common stock of our company by Canadian Environmental Consulting within 60 days.

(5)

Bashar Amin has sole voting and investment control over Canadian Environmental Consulting.

(6)

Zuhier Ahmed Zahran was appointed as a director of our company on July 16, 2012.

(7)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co. (“ZAZCo”), a company operated by our director, Zuhier Ahmad Zahran. Under the distributor agreement ZAZCo will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years. The purchase prices for our products shall be in response to specific project requirements. The difference between ZAZCo’s purchase price and ZAZCo’s selling price to its customers shall be ZAZCo’s sole remuneration for sale of our products.  ZAZCo shall be free to determine the resale prices of our products and shall, in good faith, use its commercially reasonable efforts to reasonably price our products so as to be competitive in the territory in respect of other competitive or similar products offered in the territory.

On July 1, 2013, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director, Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days. The term of the consulting agreement is through June 30, 2014. Our company is currently in the process of renewing this agreement.

Effective February 1, 2014, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine in his capacity as a consultant, and as chief operating officer and chief financial officer of our company. Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000. The term of this agreement is for a period of two years, expiring on January 31, 2016.

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

Director Independence

We currently act with three directors, consisting of Imad Kamel Yassine, Bashar Amin and Zuhier Ahmed Zahran. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.

Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2014 and for fiscal year ended April 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2014 ($)	2013 ($)
Audit Fees	25,000	17,000
Audit Related Fees	10,800	9,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	35,800	26,000

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

10.15	Consulting Agreement made as of July 1, 2013 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)

Exhibit Number	Description
10.16	Consulting Agreement made as of July 1, 2013 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.17	Consulting Agreement made as of February 1, 2014 between our company and Walter Zurawick (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 14, 2014)
10.18	Consulting Agreement made as of February 1, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 14, 2014)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.
Date: August 20, 2014	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 20, 2014	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 20, 2014	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 20, 2014	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 20, 2014	/s/ Zuhier Ahmed Zahran
Zuhier Ahmed Zahran
Director