Form 10-Q
period 2014-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2014-09-15
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014
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

112,611,170 common shares issued and outstanding as of September 9, 2014.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month periods ended July 31, 2014 and 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

5

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS

(unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current Assets
Cash	$8,427	$37,338
Accounts receivable, net allowance for doubtful accounts of $34,000 and $34,000, respectively	259,725	302,941
Costs in excess of billings on uncompleted projects	479,602	233,352
Total Current Assets	747,754	573,631

Property and equipment, net	282	561

Deposits	1,000	1,000

TOTAL ASSETS	$749,036	$575,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,354,201	$1,473,172
Billings in excess of costs and estimated earnings on uncompleted projects	674,865	427,814
Accrued interest	481,086	460,401
Convertible loan payable	585,000	525,000
Related party notes payable	65,000	-
TOTAL LIABILITIES	3,160,152	2,886,387

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 110,411,170 and 108,911,170 issued and outstanding, respectively	110,411	108,911
Additional paid-in capital	19,643,247	19,539,747
Accumulated deficit	(22,164,774)	(21,959,853)
TOTAL STOCKHOLDERS' DEFICIT	(2,411,116)	(2,311,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$749,036	$575,192

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2014	July 31, 2013

REVENUES
Net revenue from projects	$117,380	$110,052
Net revenue from sale of products	-	-
TOTAL REVENUES	117,380	110,052

COST OF REVENUES	131,382	71,700

GROSS PROFIT (LOSS)	(14,002)	38,352

OPERATING EXPENSES
Selling, general, and administrative	45,879	92,248
Advertising, marketing, and promotions	177	5,107
Consulting fees	123,900	96,100
Depreciation	279	283
Stock-based compensation	-	11,164
TOTAL OPERATING EXPENSES	170,235	204,902

LOSS FROM OPERATIONS	(184,237)	(166,550)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(20,684)	(19,017)
Amortization of debt discount	-	(497,623)
TOTAL OTHER INCOME (EXPENSE)	(20,684)	(516,640)

LOSS BEFORE PROVISION FOR INCOME TAXES	(204,921)	(683,190)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(204,921)	$(683,190)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	109,302,474	108,911,170

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204,921)	$(683,190)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation expense	279	283
Amortization of debt and accrued interest discount	-	497,623
Stock-based compensation	-	11,164
Changes in operating assets and liabilities:
Accounts receivable	43,216	(5,800)
Costs in excess of billings on uncompleted projects	(246,250)	-
Deposits	-	2,104
Accounts payable and accrued expenses	(98,286)	16,189
Billings in excess of costs and estimated earnings on uncompleted projects	247,051	303,110
Net cash provided by (used in) operating activities	(258,911)	141,483

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	60,000	-
Proceeds from related party notes payable	65,000	-
Proceeds from issuance of stock	105,000	-
Net Cash Provided by financing activities	230,000	-

Change in cash during the year	(28,911)	141,483
Cash at beginning of year	37,338	315,832
Cash at end of year	$8,427	$457,315

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $22,165,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2014, and the results of its operations and cash flows for the three months ended July 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2014.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2014 and 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

The Company excluded 6,100,000 and 11,300,000 common stock equivalents outstanding as of July 31, 2014 and 2013, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the three months ended July 31, 2014, the Company charged $47,620 to cost of revenues due to overruns on a project.

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

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible note based on their relative fair value to the face value of the convertible note, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible note also contained a beneficial conversion feature due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The beneficial conversion feature was valued at $331,288, which resulted in a 100%, or $500,000, discount to the new convertible note.  The Company was amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the three months ended July 31, 2013, the Company amortized $290,625 of the discount. As of July 31, 2014 and April 30, 2014, the unamortized portion of the discount was $0 and $0, respectively.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a beneficial conversion feature. The beneficial conversion feature was valued at $353,519, which resulted in a 100% discount to accrued interest. The Company was amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the three months ended July 31, 2013, the Company amortized $205,483 of the discount. As of July 31, 2014 and April 30, 2014, the unamortized portion of the discount was $0 and $0, respectively. Accrued interest related to this loan is $459,769 and $441,019 as of July 31, 2014 and April 30, 2014, respectively.

As of July 31, 2014, the Company was in default of the convertible loan, however, subsequent to quarter end, the convertible loan was sold by the holder and the terms were amended, see Note 6.

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

The Company allocated the common shares issued in connection with the news secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable.  During the three months ended July 31, 2013, the Company amortized $1,515 of the discount. As of July 31, 2014 and April 30, 2014, the unamortized portion of the discount was $0 and $0, respectively.  Accrued interest related to this loan was $20,327 and $19,382 as of July 31, 2014 and April 30, 2014, respectively.

As of July 31, 2014, the Company was in default of the loan payable, however, subsequent to quarter end, the loan payable was sold by the holder and the terms were amended, see Note 6.

$60,000 Loan Payable

In May 2014, the Company received $60,000 in proceeds used for working capital purposes from the $500,000 and $25,000 note holders discussed above. As of July 31, 2014, the terms of the agreement had yet to be finalized. However, subsequent to quarter end, the loan payable was sold by the holder and the terms were amended, see Note 6.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock Options and Stock-Based Compensation

During the three months ended July 31, 2014 and 2013, the Company recorded $0 and $11,164 in stock-based compensation, respectively.

Stock Issued for Cash

In July 2014, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

Subsequent to July 31, 2014, the Company sold 2,200,000 shares of common stock to a member of the board of directors at $0.07 per share resulting in proceeds of $154,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of July 31, 2014, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties, including reimbursable expenses, as of July 31, 2014 and April 30, 2014 were $250,737 and $170,289, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of July 31, 2014 and April 30, 2014, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the three months ended July 31, 2014.

As of July 31, 2014 and April 30, 2014, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the three months ended July 31, 2014.

Revenues and Settlements

During the year ended April 30, 2014, the Company entered into a contract with an entity controlled by a board of director to provide a waste water plant. As of July 31, 2014 and April 30, 2014, the Company has invoiced the related party under the contract $189,553 and $100,927 of which progress payments of $189,553 and $100,927 have been received, respectively. The Company has not recorded any revenues in connection with contract as to date invoices have related to purchase equipment in which would incorrectly reflect the actual percent complete on the contract.

Loans Payable

In July 2014, the Company entered into a two promissory notes totaling $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory notes incur interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. The proceeds were used to fund operations.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the below item.

See Note 4 for additional proceeds from the sale of common stock.

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390, which represented the outstanding note balances and accrued interest as of July 7, 2014. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due July 7, 2015. The note is secured by all the assets of the Company. In addition, if the Company does not raise $5.0 million in equity capital by July 7, 2015, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the former holder were cancelled. The Company is still determining the financial statement impact of the transaction but expects to account for the transaction as an extinguishment due to the change in interest rate, removal of the conversion feature and cancelation of warrants.

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

On August 6, 2008, we entered into a loan agreement with Premier Financial and Marketing Co. Ltd., in respect of a loan in the amount of $500,000 at the rate of interest of 15% per annum payable in full on August 6, 2009. The loan was used for general working capital purposes. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing August 31, 2008. The principal and all accrued and unpaid interest was due to be paid in full on August 11, 2009. On March 6, 2013, Premier agreed to extend the loan agreement until August 11, 2013. On August 21, 2014, the convertible loan was sold by the holder and the terms of the note were amended.

On March 6, 2009, we entered a loan agreement with Premier pursuant to which Premier loaned our company $25,000 for the purposes of working capital. The loan bears interest at the rate of 15% per annum with interest to be paid monthly in arrears on the last business day of each month, commencing March 6, 2010. The principal and accrued interest were due on March 6, 2010. On September 6, 2011, Premier agreed to extend the loan agreement until September 6, 2012. On March 6, 2013, Premier agreed to further extend the loan until March 6, 2014. On August 21, 2014, the convertible loan was sold by the holder and the terms of the note were amended.

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

In June 2014, Premier advanced us an additional $60,000 to our company, pursuant to which formal terms were not been established. On August 21, 2014, the convertible loan was sold by the holder and the terms of the note were amended.

On August 21, 2014, we entered into an assignment agreement with Premier and Six Capital Ltd. with an effective date of July 7, 2014, wherein Premier sold the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest (totaling $585,000) to Six Capital.  Pursuant to this assignment our company is no longer required to convert the principal debt into shares.

Also on August 21, 2014, we entered into a loan agreement and general security agreement with Six Capital with an effective date of July 7, 2014, pursuant to which Six Capital will lend our company the principal sum of $1,047,390 which represent the outstanding note balances and accrued interest as of July 7, 2014. The loan agreement with Six Capital matures on July 7, 2015, the proceeds of which will be used for working capital. The loan bears an interest rate of 7.5% per annum calculated and compounded monthly.  The principal may be prepaid at any time in whole or in part without penalty, together with all interest accrued and unpaid to the date of such prepayment.

Additional terms to the loan agreement include the following:

1.

Our company issued 5,000,000 bonus common shares to Six Capital on closing date of July 7, 2014;

2.

In the event that our company is unable to raise $5,000,000 through the issuance of our common shares within 12 months of the date of the loan agreement, our company will grant to Six Capital 30,000,000 share purchase warrants, dated July 7, 2015 with each warrant entitling Six Capital to purchase one common share of our company at an exercise price of $0.025 per share for a period of five years from the date of issuance.

3.

10,000,000 warrants in our company held by Six Capital for the purchase of 10,000,000 shares of our common stock at a price of $0.025 per share have been cancelled;

4.

Six Capital also purchased the ability to convert $500,000 of the debt at $0.025 per share from Premier which would grant Six Capital the ability to receive an additional 20,000,000 shares being the original conversion feature of the debt. This conversion feature has been cancelled;

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

On February 1, 2014, Mr. Walter J. Zurawick Jr. resigned as president, chief executive officer, and as a director of our company. Mr. Zurawick’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise. Subsequent to Mr. Zurawick’s resignation, we entered into a consulting agreement with Walter Zurawick for marketing and business development services. As compensation, we agreed to pay Mr. Zurawick $5,000 per month, compensation payable in arrears with our company’s payroll following the completion of each month during the term and will be prorated on a daily basis for partial months based on a 30 day calendar month. Our company would also provide Mr. Zurawick with a commission of 3% of gross proceeds we received from sales leads identified prior to February 1, 2014, or 5% of gross proceeds we receive from sales leads identified after February 1, 2014. On March 28, 2014 Mr. Zurawick resigned from all positions, including as a consultant under the consulting agreement.

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

In July 2014, we entered into two promissory notes totaling $65,000 with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. The proceeds were used to fund operations.

Results of Operations

Three Months Summary

	Three Months Ended
	July 31,
	2014	2013
Total revenue	$117,380	$110,052

Cost of revenues	131,382	71,700
Total operating expenses	170,235	204,902
Total other (income) expense	20,684	516,640
Net income (loss)	$(204,921)	$(683,190)

Revenue

We have earned revenue of $117,380 during three month period ended July 31, 2014 as compared with revenue of $110,052 during the three month period ended July 31, 2013. The increase in revenues during the current period is a result of our company expanding its domestic and international distributors who have increased the number of projects currently under production.

Cost of revenues

Cost of revenues increased to $131,382 during the three months ended July 31, 2014 from $71,700 during the three months ended July 31, 2013. The increase during the current period primarily related to cost overruns of $47,620 related to one of our company's projects.

Expenses

	Three Months Ended
	July 31,
	2014	2013
Gross profit (loss)	$(14,002)	$38,352

Selling, general and administrative	45,879	92,248
Advertising, marketing and promotions	177	5,107
Consulting fees	123,900	96,100
Depreciation	279	283
Stock-based compensation expense	Nil	11,164
Loss from operations	$(184,237)	$(166,550)

Total operating expenses during the three months ended July 31, 2014 decreased as compared to the comparative period in 2013 primarily due to decreases in selling, general and administrative expenses, advertising, marketing and promotions, depreciation and stock-based compensation expenses. The increase in operating loss was primarily due to cost overruns related to one of our company's project, see above for further discussion.

Liquidity and Financial Condition

Working Capital

As of July 31, 2014, our total current assets were $747,754 and our total current liabilities were $3,160,152 and we had a working capital deficit of $2,412,398.

	July 31,	April 30,
	2014	2014
Current assets	$747,754	$573,631
Current liabilities	$3,160,152	$2,886,387
Working capital deficit	$(2,412,398)	$(2,312,756)

Cash Flows

	Three Months Ended
	July 31,
	2014	2013
Net cash flows provided by (used in) operating activities	$(258,911)	$141,483
Net cash flows provided by (used in) investing activities	Nil	Nil
Net cash flows provided by financing activities	230,000	Nil
Net increase (decrease) in cash during period	$(28,911)	$141,483

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

Management believes that our cash on hand, cash equivalents, and any cash revenue provided by our operating activities will be insufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $2,770,000 over the next twelve month period to fund our operating cash shortfall. We plan to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

(c)

form a partnership with a Chinese manufacturer that we can outsource to, and fabricate up to two BioShaft units per month within the first three months;

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

Not accounting for our working capital deficit of $2,412,398, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of July 31, 2014, and the results of its operations and cash flows for the three months ended July 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of our company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2014.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2014 and 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

Our company excluded 6,100,000 and 11,300,000 common stock equivalents outstanding as of July 31, 2014 and 2013, respectively, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the three months ended July 31, 2014, our company charged $47,620 to cost of revenues due to overruns on a project.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, we sold 1,500,000 shares of common stock at $0.07 per share in a private placement, resulting in proceeds of $105,000. These securities were issued one person non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended. Subsequent to July 31, 2014, we sold 2,200,000 shares of common stock to Zuhier Ahmed Zahran, a member of the board of directors, at $0.07 per share resulting in proceeds of $154,000.  These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

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

10.15	Consulting Agreement made as of July 1, 2013 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.16	Consulting Agreement made as of July 1, 2013 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.17	Consulting Agreement made as of February 1, 2014 between our company and Walter Zurawick (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 14, 2014)

Exhibit Number	Description
10.18	Consulting Agreement made as of February 1, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 14, 2014)
10.20*	Assignment Agreement dated July 7, 2014 between our company, Six Capital Ltd. and Premier Financial and Marketing Co. Ltd.
10.21*	Loan Agreement dated July 7, 2014 between our company and Six Capital Ltd.
10.22*	Promissory Note dated July 7, 2014 between our company and Six Capital Ltd.
10.23*	General Security Agreement dated July 7, 2014 between our company and Six Capital Ltd.
10.24*	Promissory Note dated July 23, 2014 between our company and Sustainable Water Corp.
10.25*	Promissory Note dated July 25, 2014 between our company and Sustainable Water Corp.
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 15, 2014	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 15, 2014	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)