Form 10-Q
period 2014-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2014-12-15
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52393
BIOSHAFT WATER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
Nevada				98-0494003
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
111 West Ocean Blvd, 4th Floor, Long Beach, CA				90802
(Address of principal executive offices)				(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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
117,611,170 common shares issued and outstanding as of December 9, 2014.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended October 31, 2014 and 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.
BALANCE SHEETS
(unaudited)

	October 31,	April 30,
	2014	2014
ASSETS
Current Assets
Cash	$1,997	$37,338
Accounts receivable, net allowance for doubtful accounts of $59,000 and $34,000, respectively	341,338	302,941
Costs in excess of billings on uncompleted projects	503,064	233,352
Total Current Assets	846,399	573,631

Property and equipment, net	2	561

Deposits	1,000	1,000

TOTAL ASSETS	$847,401	$575,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,332,405	$1,473,172
Billings in excess of costs and estimated earnings on uncompleted projects	771,042	427,814
Accrued interest	22,406	460,401
Note payable	1,047,390	-
Convertible loan payable	-	525,000
Related party notes payable	67,000	-
TOTAL LIABILITIES	3,240,243	2,886,387

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 108,911,170 issued and outstanding, respectively	117,611	108,911
Additional paid-in capital	20,285,598	19,539,747
Accumulated deficit	(22,796,051)	(21,959,853)
TOTAL STOCKHOLDERS' DEFICIT	(2,392,842)	(2,311,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$847,401	$575,192

See accompanying notes to financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

REVENUES
Net revenue from projects	$111,251	$484,541	$228,631	$594,593
TOTAL REVENUES	111,251	484,541	228,631	594,593

COST OF REVENUES	51,741	402,137	183,123	473,837

GROSS PROFIT	59,510	82,404	45,508	120,756

OPERATING EXPENSES
Selling, general, and administrative	84,137	111,139	130,016	203,387
Advertising, marketing, and promotions	929	687	1,106	5,794
Consulting fees	98,400	98,600	222,300	194,700
Depreciation	280	283	559	566
Stock-based compensation	-	9,475	-	20,639
TOTAL OPERATING EXPENSES	183,746	220,184	353,981	425,086

LOSS FROM OPERATIONS	(124,236)	(137,780)	(308,473)	(304,330)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(32,899)	(19,078)	(53,583)	(38,095)
Amortization of debt discount	-	(60,194)	-	(557,817)
Loss on extinguishment	(474,142)	-	(474,142)	-
Change in fair value of derivative liability	-		-	-
TOTAL OTHER INCOME (EXPENSE)	(507,041)	(79,272)	(527,725)	(595,912)

LOSS BEFORE PROVISION FOR INCOME TAXES	(631,277)	(217,052)	(836,198)	(900,242)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(631,277)	$(217,052)	$(836,198)	$(900,242)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	112,030,735	108,911,170	113,296,923	108,911,170

See accompanying notes to financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended	For the Six Months Ended
	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(836,198)	$(900,242)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on extinguishment	474,142	-
Depreciation expense	559	566
Amortization of debt and accrued interest discount	-	557,817
Bad debt expense	41,095	-
Stock-based compensation	-	20,639
Changes in operating assets and liabilities:
Accounts receivable	(79,492)	8,600
Costs in excess of billings on uncompleted projects	(269,712)	-
Deposits	-	(48,586)
Accounts payable and accrued expenses	(140,767)	68,803
Billings in excess of costs and estimated earnings on uncompleted projects	343,228	224,537
Accrued interest	49,804	38,404
Net cash used in operating activities	(417,341)	(29,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	60,000	-
Proceeds from related party notes payable	67,000	-
Proceeds from issuance of stock	255,000	-
Net cash provided by financing activities	382,000	-

Change in cash during the year	(35,341)	(29,462)
Cash at beginning of year	37,338	315,832
Cash at end of year	$1,997	$286,370

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Convertible notes payable, accrued interest, conversion feature and warrants exchanged for note payable	$1,047,390	$-

See accompanying notes to financial statements.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $22,796,000 since inception.  The Company currently has limited liquidity, and does not yet have sufficient revenues to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2014, and the results of its operations and cash flows for the three and six months ended October 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2014.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2014 and 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

The Company excluded 6,100,000 and 11,300,000 common stock equivalents outstanding as of October 31, 2014 and 2013, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the six months ended October 31, 2014, the Company charged $47,620 to cost of revenues due to overruns on a project.

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

On February 13, 2012, the terms of the loan were changed to reflect a conversion feature and extend the maturity date to August 11, 2012. The loan was convertible into shares of the Company’s common stock, up to 20,000,000, at a price of $0.025 per share.

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

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible note based on their relative fair value to the face value of the convertible note, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible note also contained a beneficial conversion feature due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The beneficial conversion feature was valued at $331,288, which resulted in a 100%, or $500,000, discount to the new convertible note.  The Company was amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the six months ended October 31, 2013, the Company amortized $325,000 of the discount to interest expense. As of April 30, 2014, the unamortized portion of the discount was $0.

In addition, with the agreement the accrued interest was now convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a beneficial conversion feature. The beneficial conversion feature was valued at $353,519, which resulted in a 100% discount to accrued interest. The Company was amortizing the discount over the term of the new convertible note using the straight line method due to the short term nature of the note. During the six months ended October 31, 2013, the Company amortized $229,787 of the discount. As of April 30, 2014, the unamortized portion of the discount was $0.

On August 21, 2014, the convertible loan and accrued interest was sold by the holder and the terms were amended, see below for additional disclosure.

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

The Company allocated the common shares issued in connection with the new secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable.  During the six months ended October 31, 2013, the Company amortized $3,030 of the discount. As of April 30, 2014, the unamortized portion of the discount was $0.

On August 21, 2014, the loan payable and accrued interest was sold by the holder and the terms were amended, see below for additional disclosure.

$60,000 Loan Payable

In May 2014, the Company received $60,000 in proceeds used for working capital purposes from the $500,000 and $25,000 note holders discussed above. As of October 31, 2014, the terms of the agreement had yet to be finalized. On August 21, 2014, the loan payable and accrued interest was sold by the holder and the terms were amended, see below for additional disclosure.

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due July 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by July 7, 2015, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants are contingent upon a future event, the value was taken into consideration in the loss calculation as the holder doesn't have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such. As of October 31, 2014, accrued interest on the note payable was $21,952.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock Options and Stock-Based Compensation

During the six months ended October 31, 2014 and 2013, the Company recorded $0 and $20,639 in stock-based compensation, respectively.

Stock Issued for Cash

In July 2014, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

In August 2014, the Company sold 2,200,000 shares of common stock to a member of the board of directors at $0.682 per share resulting in proceeds of $150,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of October 31, 2014, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties, including reimbursable expenses, as of October 31, 2014 and April 30, 2014 were $334,087 and $170,289, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of October 31, 2014 and April 30, 2014, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the six months ended October 31, 2014.

As of October 31, 2014 and April 30, 2014, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the six months ended October 31, 2014.

Revenues

During the year ended April 30, 2014, the Company entered into a contract with an entity controlled by a board of director to provide a waste water plant. As of October 31, 2014 and April 30, 2014, the Company has invoiced the related party under the contract $336,425 and $100,927 of which progress payments of $274,273 and $100,927 have been received, respectively. As of October 31, 2014, the Company had $62,152 recorded in accounts receivable. As of October 31, 2014, the Company has not recorded any revenues or expenses in connection with this contract as to date invoices have related to purchase equipment in which would incorrectly reflect the actual percent complete on the contract.

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement, an additional $2,000 was provided to the Company, bringing the total due to the related party as of October 31, 2014 to $67,000. The terms of the agreement for the additional proceeds is being generated, however, the terms aren't expected to be materially different than the agreement currently in place. The proceeds were used to fund operations.

Sales of Common Stock

See Note 4 for discussion regarding sales of common stock to a related party.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the below item.

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

In June 2014, Premier advanced an additional $60,000 to our company, pursuant to which formal terms were not been established. On August 21, 2014, the convertible loan was sold by the holder and the terms of the note were amended.

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

Also on August 21, 2014, we entered into a loan agreement and general security agreement with Six Capital with an effective date of July 7, 2014, pursuant to which Six Capital will lend our company the principal sum of $1,047,390 which represents the outstanding note balances and accrued interest as of July 7, 2014. The loan agreement with Six Capital matures on July 7, 2015, the proceeds of which will be used for working capital. The loan bears an interest rate of 7.5% per annum calculated and compounded monthly. The principal may be prepaid at any time in whole or in part without penalty, together with all interest accrued and unpaid to the date of such prepayment.

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

On July 1, 2013, we entered into a consulting agreement with Canadian Environmental Designers Inc., a company operated by our director, Bashir Amin, to assist our company in marketing, sales and business development. Under the terms of the consulting agreement, Canadian Environmental Designers Inc. shall be paid by our company as per direct costs to the projects being worked on. Additionally special pre-approved expenses are invoiced and paid by our company within 30 days. The term of the consulting agreement was through June 30, 2014 and our company is currently engaged with Canadian Environmental Designers Inc. on a month to month basis.

On July 1, 2013, we entered into a consulting agreement with Hydro E+, LLC to assist our company in corporate finance, marketing and business development matters. For its services, Hydro E+ received compensation of $7,000 on execution of the consulting agreement and will receive $7,000 every 30 days afterward. The term of the agreement was until June 30, 2014 and our company is currently engaged with Hydro E+ on a month to month basis.

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

In July 2014, we entered into two promissory notes totaling $65,000 with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. An additional $2,000 was advanced to our company and thus the total amounts outstanding as of October 31, 2014 are $67,000. The proceeds were used to fund operations.

Results of Operations

Three Months Summary

	Three Months Ended October 31,
	2014	2013
Total revenue	$111,251	$484,541

Cost of goods sold	51,741	402,137
Total operating expenses	183,746	220,184
Total other (income) expense	507,041	79,272
Net income (loss)	$(631,277)	$(217,052)

Six Months Summary

	Six Months Ended October 31,
	2014	2013
Total revenue	$228,631	$594,593

Cost of goods sold	183,123	473,837
Total operating expenses	353,981	425,086
Total other (income) expense	527,725	595,912
Net income (loss)	$(836,198)	$(900,242)

Revenues

During the three months ended we earned revenues of $111,251, a decrease of $373,290, compared to $484,541 for the prior year's comparable period. The decrease in revenues is directly related to our company recognizing revenues in the prior year under the percentage of completion in which were substantially complete as of the end of Q1 fiscal 2015. During the current fiscal year, our company has two projects in which are being accounted for under the completed contract as both are based upon the delivery of equipment and limited installation services. As of October 31, 2014, our company has deferred revenues of $719,978 in connection with these two projects. Our company expects to record the revenues and costs related to these projects in either Q3 or Q4 of fiscal 2015.

During the six months ended we earned revenues of $228,631, a decrease of $365,962, compared to $594,593 for the prior year's comparable period. The decrease in revenues is directly related to our company recognizing revenues in the prior year under the percentage of completion in which were substantially complete as of the end of Q1 fiscal 2015. During the current fiscal year, our company has two projects in which are being accounted for under the completed contract as both are based upon the delivery of equipment and limited installation services. As of October 31, 2014, our company has deferred revenues of $719,978 in connection with these two projects. Our company expects to record the revenues and costs related to these projects in either Q3 or Q4 of fiscal 2015.

Cost of revenues

Cost of revenues decreased to $51,741, a decrease of $350,396 during the three months ended October 31, 2014 from $402,137 during the three months ended October 31, 2013. The decrease in cost of revenues is directly related to our company recognizing costs in the prior year under the percentage of completion in which were substantially complete as of the end of Q1 fiscal 2015. During the current fiscal year, our company has two projects in which are being accounted for under the completed contract as both are based upon the delivery of equipment and limited installation services. As of October 31, 2014, our company has deferred costs of $493,600 in connection with these two projects. Our company expects to record the revenues and costs related to these projects in either Q3 or Q4 of fiscal 2015.

Cost of revenues decreased to $183,123, a decrease of $290,714 during the six months ended October 31, 2014 from $473,837 during the six months ended October 31, 2013. The decrease in cost of revenues is directly related to our company recognizing costs in the prior year under the percentage of completion in which were substantially complete as of the end of Q1 fiscal 2015. During the current fiscal year, our company has two projects in which are being accounted for under the completed contract as both are based upon the delivery of equipment and limited installation services. As of October 31, 2014, our company has deferred costs of $493,600 in connection with these two projects. Our company expects to record the revenues and costs related to these projects in either Q3 or Q4 of fiscal 2015. In addition, during the six months ended October 31, 2014, our company cost overruns of $47,620 related to one of our company's projects.

Expenses

	Three Months Ended October 31,
	2014	2013
Selling, general and administrative	84,137	111,139
Advertising, marketing and promotions	929	687
Consulting fees	98,400	98,600
Depreciation	280	283
Stock-based compensation expense	Nil	9,475
Total operating expenses	$183,746	$220,184

	Six Months Ended October 31,
	2014	2013
Selling, general and administrative	130,016	203,387
Advertising, marketing and promotions	1,106	5,794
Consulting fees	222,300	194,700
Depreciation	559	566
Stock-based compensation expense	Nil	20,639
Total operating expenses	$353,981	$425,086

Total operating expenses during the three months ended October 31, 2014 decreased as compared to the comparative period in 2013 primarily due to decreases in selling, general and administrative expenses, consulting fees and stock-based compensation expenses. The decrease in operating loss during the three months ended October 31, 2014 was primarily due to the decreased amount of salaries payable due to the resignation of our former chief executive officer in February 2014.

Total operating expenses during the six months ended October 31, 2014 decreased as compared to the comparative period in 2013 primarily due to decreases in selling, general and administrative expenses, advertising marketing and promotions and stock-based compensation expense. The decrease in operating loss during the three months ended October 31, 2014 was primarily due to the decreased amount of salaries payable due to the resignation of our former chief executive officer in February 2014. In addition, our company continues to monitor expenditures.

Liquidity and Financial Condition

Working Capital

As of October 31, 2014, our total current assets were $846,399 and our total current liabilities were $3,240,243 and we had a working capital deficit of $2,393,844.

	October 31,	April 30,
	2014	2014
Current assets	$846,399	$573,631
Current liabilities	$3,240,243	$2,886,387
Working capital (deficiency)	$(2,393,844)	$(2,312,756)

Cash Flows

		Six Months Ended October 31,
		2014		2013
Net cash flows provided by (used in) operating activities		$(417,341)		$(29,462)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by (used in) financing activities		$382,000	$	Nil
Net increase (decrease) in cash during period		$(35,341)		$(29,462)

The increase in cash used in operating activities primarily relates to our continued net loss from operations as cash flows generated from operations is not yet sufficient enough to cover our expenditures. The increase in cash flow from financing activities is a direct result from proceeds from notes payable and the sales of common stock to fund operations.

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

Not accounting for our working capital deficit of $2,393,844, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”). Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of October 31, 2014, and the results of its operations and cash flows for the three and six months ended October 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading. The operating results of our company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2014.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2014 and 2013, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

Our company excluded 6,100,000 and 11,300,000 common stock equivalents outstanding as of October 31, 2014 and 2013, respectively, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the six months ended October 31, 2014, our company charged $47,620 to cost of revenues due to overruns on a project.

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
10.18

Assignment Agreement dated July 7, 2014 between our company, Six Capital Ltd. and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)

10.19	Loan Agreement dated July 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.20	Promissory Note dated July 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.21	General Security Agreement dated July 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.22	Promissory Note dated July 23, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.23	Promissory Note dated July 25, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 15, 2014	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 15, 2014	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)