Form 10-Q
period 2015-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2015-03-17
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2015

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

117,611,170 common shares issued and outstanding as of March 10, 2015.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2015 and 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS

(unaudited)

	January 31	April 30,
	2015	2014
ASSETS
Current Assets
Cash	$26,403	$37,338
Accounts receivable, net allowance for doubtful accounts of $74,030 and $34,000, respectively	229,108	302,941
Costs in excess of billings on uncompleted projects	450,665	233,352
Total Current Assets	706,176	573,631

Property and equipment, net	-	561

Deposits	1,000	1,000

TOTAL ASSETS	$707,176	$575,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,321,168	$1,473,172
Billings in excess of costs and estimated earnings on uncompleted projects	655,422	427,814
Accrued interest	44,174	460,401
Note payable	1,147,390	-
Convertible loan payable	-	525,000
Related party notes payable	67,000	-
TOTAL LIABILITIES	3,235,154	2,886,387

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 108,911,170 issued and outstanding, respectively	117,611	108,911
Additional paid-in capital	20,285,598	19,539,747
Accumulated deficit	(22,931,187)	(21,959,853)
TOTAL STOCKHOLDERS' DEFICIT	(2,527,978)	(2,311,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$707,176	$575,192

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
REVENUES
Net revenue from projects	$336,425	$1,136,884	$565,056	$1,731,477
TOTAL REVENUES	336,425	1,136,884	565,056	1,731,477

COST OF REVENUES	285,725	786,385	468,848	1,260,222

GROSS PROFIT	50,700	350,499	96,208	471,255

OPERATING EXPENSES
Selling, general, and administrative	61,543	103,707	191,559	307,094
Advertising, marketing, and promotions	130	965	1,236	6,759
Consulting fees	98,400	121,500	320,700	316,200
Depreciation	3	283	562	849
Stock-based compensation	-	9,475	-	30,114
TOTAL OPERATING EXPENSES	160,076	235,930	514,057	661,016

INCOME (LOSS) FROM OPERATIONS	(109,376)	114,569	(417,849)	(189,761)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(25,760)	(19,187)	(79,343)	(57,282)
Amortization of debt discount	-	(1,515)	-	(559,332)
Loss on extinguishment	-	-	(474,142)	-
TOTAL OTHER INCOME (EXPENSE)	(25,760)	(20,702)	(553,485)	(616,614)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(135,136)	93,867	(971,334)	(806,375)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(135,136)	$93,867	$(971,334)	$(806,375)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.00)	$0.00	$(0.01)	$(0.01)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.00)	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	117,611,170	108,911,170	115,489,800	108,911,170
DILUTED	117,611,170	148,628,017	115,489,800	108,911,170

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(971,334)	$(806,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on extinguishment	474,142	-
Depreciation expense	562	849
Amortization of debt and accrued interest discount	-	559,332
Bad debt expense	40,030	-
Stock-based compensation	-	30,114
Changes in operating assets and liabilities:
Accounts receivable	33,803	(236,858)
Costs in excess of billings on uncompleted projects	(217,313)	-
Deposits	-	(112,286)
Accounts payable and accrued expenses	(152,005)	444,231
Billings in excess of costs and estimated earnings on uncompleted projects	227,608	(22,579)
Accrued interest	71,572	57,606
Net cash used in operating activities	(492,935)	(85,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	160,000	-
Proceeds from related party notes payable	67,000	-
Proceeds from issuance of stock	255,000	-
Net cash provided by financing activities	482,000	-

Change in cash during the year	(10,935)	(85,966)
Cash at beginning of year	37,338	315,832
Cash at end of year	$26,403	$229,866

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3,823	$-
Cash paid for income taxes	$800	$-

NON-CASH TRANSACTIONS
Convertible notes payable and accrued interest exchanged for note payable	$1,047,390	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $23 million since inception.  The Company currently has limited liquidity, and does not yet have sufficient revenues to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital through notes payable or sales of common stock to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2015, and the results of its operations and cash flows for the three and nine months ended January 31, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2014.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2015 and 2014, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations approximates their face values due to their short-term maturities and/or the rates of interest associated with the underlying obligation.

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

The Company excluded 6,100,000 and 11,300,000 common stock equivalents outstanding for the nine months ended January 31, 2015 and 2014, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and a reconciliation of net income to net income available to common stock holders for the three months ended January 31, 2014:

Weighted average common shares outstanding used in calculating basic earnings per share	108,911,170
Warrants	2,826,087
Convertible loans payable and accrued interest	36,890,760
Weighted average common and common equivalent shares used in calculating diluted earnings per share	148,628,017

Net income as reported	$93,867
Add - Interest on convertible loans payable	19,202
Net income as adjusted	$113,069

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the nine months ended January 31, 2015, the Company charged $47,620 to cost of revenues due to overruns on a project.

The asset, "Costs in excess of billings on uncompleted projects", represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized or amounts in which the Company has received in connection with contracts being recognized under the completed contract method. Contract retentions are included in accounts receivable.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

$60,000 Loan Payable

In May 2014, the Company received $60,000 in proceeds used for working capital purposes from the $500,000 and $25,000 note holders discussed above. As of January 31, 2015, the terms of the agreement had yet to be finalized. On August 21, 2014, the loan payable and accrued interest was sold by the holder and the terms were amended, see below for additional disclosure.

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due July 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by July 7, 2015, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants are contingent upon a future event, the value was taken into consideration in the loss calculation as the holder doesn't have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such. As of January 31, 2015, accrued interest on the note payable was approximately $42,000.

$100,000 Note Payable

On December 24, 2014, the Company secured a $100,000 note payable, accruing interest at 7.5% per annum being due December 24, 2015. The proceeds were used for operating purposes. The loan payable is with the same party as the $1,047,390 note payable disclosed above.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock Options and Stock-Based Compensation

During the nine months ended January 31, 2015 and 2014, the Company recorded $0 and $30,114 in stock-based compensation, respectively.

Stock Issued for Cash

In July 2014, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

In August 2014, the Company sold 2,200,000 shares of common stock to a member of the board of directors at $0.68 per share resulting in proceeds of $150,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of January 31, 2015, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties, including reimbursable expenses, as of January 31, 2015 and April 30, 2014 were $374,407 and $170,289, respectively. The amounts are included in accounts payable and accrued expenses on the accompanying balance sheet.

As of January 31, 2015 and April 30, 2014, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses on the accompanying balance sheet.  There were no payments made on this obligation during the nine months ended January 31, 2015.

As of January 31, 2015 and April 30, 2014, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses on the accompanying balance sheet. There were no payments made on this obligation during the nine months ended January 31, 2015.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contacts, the Company supplies completed waste water treatment units and the customer performs the installation. During the three and nine months ended the Company recorded $336,425 in revenues under these contracts. As of January 31, 2015 and April 30, 2014, the Company has recorded within billings in excess of costs and estimated earnings on uncompleted projects $220,805 and $100,927, respectively. As of January 31, 2015, the Company had $62,153 due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is responsible is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement, an additional $2,000 was provided to the Company, bringing the total due to the related party as of January 31, 2015 to $67,000. The terms of the agreement for the additional proceeds is being generated, however, the terms aren't expected to be materially different than the agreement currently in place. The proceeds were used to fund operations.

Sales of Common Stock

See Note 4 for discussion regarding sales of common stock to a related party.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

2.

In the event that our company is unable to raise $5,000,000 through the issuance of our common shares within 12 months of the date of the loan agreement, our company will grant to Six Capital 30,000,000 share purchase warrants, dated July 7, 2015 with each warrant entitling Six Capital to purchase one common share of our company at an exercise price of $0.025 per share for a period of five years from the date of issuance;

3.

10,000,000 warrants in our company held by Six Capital for the purchase of 10,000,000 shares of our common stock at a price of $0.025 per share have been cancelled; and

4.

Six Capital also purchased the ability to convert $500,000 of the debt at $0.025 per share from Premier which would grant Six Capital the ability to receive an additional 20,000,000 shares being the original conversion feature of the debt. This conversion feature has been cancelled;

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

On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co. (“ZAZCo”), a company operated by our director, Zuhier Ahmad Zahran. Under the distributor agreement ZAZCo will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years. The purchase prices for our products shall be in response to specific project requirements. The difference between ZAZCo’s purchase price and ZAZCo’s selling price to its customers shall be ZAZCo’s sole remuneration for sale of our products. ZAZCo shall be free to determine the resale prices of our products and shall, in good faith, use its commercially reasonable efforts to reasonably price our products so as to be competitive in the territory in respect of other competitive or similar products offered in the territory. Our company is currently engaged with ZAZCo on a month to month basis.

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

In July 2014, we entered into two promissory notes totaling $65,000 with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine. The promissory notes incur interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. An additional $2,000 was advanced to our company and thus the total amounts outstanding as of January 31, 2015 are $67,000. The proceeds were used to fund operations.

On December 24, 2014, our company secured a $100,000 promissory note with Six Capital, accruing interest at 7.5% per annum and maturing on December 24, 2015. The note does not bear any conversion feature. The proceeds were used for operating purposes.

Results of Operations

Three Months Summary

	Three Months Ended January 31,
	2015	2014
Total revenue	$336,425	$1,136,884

Cost of revenues	285,725	786,385
Total operating expenses	160,076	235,930
Total other (income) expense	25,760	20,702
Net income (loss)	$(135,136)	$(93,867)

Nine Months Summary

	Nine Months Ended January 31,
	2015	2014
Total revenue	$565,056	$1,731,477

Cost of revenues	468,848	1,260,222
Total operating expenses	514,057	661,016
Total other (income) expense	553,485	616,614
Net income (loss)	$(971,334)	$(806,375)

Revenues

During the three months ended January 31, 2015 we earned revenues of $336,425, a decrease of $800,459, compared to $1,136,884 for the prior three month period.

During the nine months ended January 31, 2015 we earned revenues of $565,056, a decrease of $1,166,421, compared to $1,731,477 for the prior nine month period.

The decrease in revenues for the three and nine months ended January 31, 2015 is directly related to our company recognizing revenues in the prior year under the percentage of completion method for which five projects representing approximately $2.4 million were substantially complete as of the year ended April 30, 2014.

During the current fiscal year, our company has four projects which are being accounted for under the completed contract method as both are based upon the delivery of equipment and limited installation services. During the quarter ended January 31, 2015, our company completed one of the projects for which all our revenue and cost of revenues for the three months ended January 31, 2015 related to. As of January 31, 2015, our company has deferred revenues of $604,358 in connection with three projects. Our company expects to record the revenues and costs related for one of these projects in Q4 of fiscal 2015 and the remaining two in fiscal 2016. Our company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Cost of Revenues

Cost of revenues decreased to $285,725, a decrease of $500,660 during the three months ended January 31, 2015 from $786,385 during the three months ended January 31, 2014.

Cost of revenues decreased to $468,848, a decrease of $791,374 during the nine months ended January 31, 2015 from $1,260,222 during the nine months ended January 31, 2014.

The decrease in cost of revenues is directly related to our company recognizing costs in the prior year under the percentage of completion method in which were substantially complete as of the year ended April 30, 2014. In addition, during the nine months ended January 31, 2015, our company cost overruns of $47,620 related to one of our company's projects.

During the current fiscal year, our company has four projects which are being accounted for under the completed contract method as both are based upon the delivery of equipment and limited installation services. During the quarter ended January 31, 2015, our company completed one of the projects for which all our revenue and cost of revenues for the three months ended January 31, 2015 related to.

Expenses

	Three Months Ended January 31,
	2015	2014
Selling, general and administrative	61,543	103,707
Advertising, marketing and promotions	130	965
Consulting fees	98,400	121,500
Depreciation	3	283
Stock-based compensation expense	Nil	9,475
Total operating expenses	$160,076	$235,930

	Nine Months Ended January 31,
	2015	2014
Selling, general and administrative	191,559	307,094
Advertising, marketing and promotions	1,236	6,759
Consulting fees	320,700	316,200
Depreciation	562	849
Stock-based compensation expense	Nil	30,114
Total operating expenses	$514,057	$661,016

Total operating expenses during the three months ended January 31, 2015 decreased as compared to the comparative period in 2014 primarily due to decreases in selling, general and administrative expenses, advertising, marketing and promotions, consulting fees, depreciation and stock-based compensation expense. The decrease in operating loss during the three months ended January 31, 2015 was primarily due to our company’s emphasis on reducing general and administrative costs. The comparable prior period includes salary paid to the former Chief Executive Officer through his resignation on February 1, 2014, in which we promoted within without increased cost.

Total operating expenses during the nine months ended January 31, 2015 decreased as compared to the comparative period in 2014 primarily due to decreases in selling, general and administrative expenses, advertising, marketing and promotions, consulting fees, depreciation and stock-based compensation expense. The decrease in operating loss during the nine months ended January 31, 2015 was primarily due to our company’s emphasis on reducing general and administrative costs. In addition, our company continues to monitor expenditures.

Liquidity and Financial Condition

Working Capital

As of January 31, 2015, our total current assets were $706,176 and our total current liabilities were $3,235,154 and we had a working capital deficit of $2,528,978.

	January 31,	April 30,
	2015	2014
Current assets	$706,176	$573,631
Current liabilities	$3,235,154	$2,886,387
Working capital (deficiency)	$(2,528,978)	$(2,312,756)

Cash Flows

		Nine Months Ended January 31,
		2015		2014
Net cash flows provided by (used in) operating activities		$(492,935)		$(85,966)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by (used in) financing activities		$482,000	$	Nil
Net increase (decrease) in cash during period		$(10,935)		$(85,966)

The decrease in cash used in operating activities primarily relates to our continued net loss from operations as cash flows generated from operations is not yet sufficient enough to cover our expenditures. The increase in cash flow from financing activities is a direct result of proceeds from notes payable, proceeds from related party notes payable and the sales of common stock to fund operations.

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

Not accounting for our working capital deficit of $2,528,978, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers by approximately June 2015. We anticipate that we may spend up to $108,000 per month to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

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

Basis of Presentation

The accounting policies of our company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”). Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of our company as of January 31, 2015, and the results of its operations and cash flows for the three and nine months ended January 31, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Our company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading. The operating results of our company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in our company’s Form 10-K for the year ended April 30, 2014.

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

Our company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2015 and 2014, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values

Basic Loss per Common Share

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

Our company excluded 6,100,000 and 11,300,000 common stock equivalents outstanding as of January 31, 2015 and 2014, respectively, as their exercise prices were in excess of the average closing market price of our company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and a reconciliation of net income to net income available to common stock holders for the three months ended January 31, 2014:

Weighted average common shares outstanding used in calculating basic earnings per share	108,911,170
Warrants	2,826,087
Convertible loans payable and accrued interest	36,890,760
Weighted average common and common equivalent shares used in calculating diluted earnings per share	148,628,017

Net income as reported	$93,867
Add - Interest on convertible loans payable	19,202
Net income as adjusted	$113,069

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the nine months ended January 31, 2015, our company charged $47,620 to cost of revenues due to overruns on a project.

The asset, "Costs in excess of billings on uncompleted projects", represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized. Contract retentions are included in accounts receivable.

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

10.19	Loan Agreement dated July 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)

Exhibit Number	Description
10.20	Promissory Note dated July 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.21	General Security Agreement dated July 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.22	Promissory Note dated July 23, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.23	Promissory Note dated July 25, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective July 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 16, 2015	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2015	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)