Form 10-K
period 2015-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2015-08-13
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  [   ] to [   ]

Commission file number  000-52393

BIOSHAFT WATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 West 6th Street, #400, San Pedro, CA	90731
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 310.707.2553

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2014 was $1,924,146 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 117,611,170 common shares as of July 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

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

Employees

As of April 30, 2015, our company has retained three (3) consultants including Bashar Amin, our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director.  and,. On March 28, 2014, Walter J. Zurawick, Jr. our former president, chief executive officer and director resigned from all positions.

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

Item 2.  Properties

We do not own any real property. Our principal business offices are located at 222 West 6th Street, #400, San Pedro, CA 90731. We currently lease our space at rental payment of $500 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the OTC Markets under the symbol “BSHF.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)
Quarter Ended	High	Low
April 30, 2015	$0.04	$0.02
January 31, 2015	$0.03	$0.01
October 31, 2014	$0.05	$0.02
July 31, 2014	$0.05	$0.03
April 30, 2014	$0.0799	$0.02
January 31, 2014	$0.05	$0.025
October 31, 2013	$0.08	$0.015
July 31, 2013	$0.0719	$0.035

(1)  OTC Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.

As of July 31, 2015, the list of stockholders for our shares of common stock showed 35 registered stockholders and 117,611,170 shares of common stock outstanding.

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

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2015.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2015.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2015.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

Not accounting for our working capital deficit as of April 30, 2015 of $2,759,423, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Results of Operations for the Years Ended April 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2015 and 2014.

Our operating results for the years ended April 30, 2015 and 2014 are summarized as follows:

	Year Ended
	April 30,
	2015	2014

Revenues	$565,056	$2,060,935
Cost of Goods Sold	$468,848	$1,764,413
Operating Expenses	$721,088	$917,257
Total Other (Income) Expense	$(576,899)	$(638,359)
Net Income (Loss)	$(1,201,779)	$(1,259,094)

Revenues

Our revenues for the year ended April 30, 2015 were $565,056, compared to our revenue for the year ended April 30, 2014, which were $2,060,935, representing a decrease of $1,495,879. The decrease in revenues for the year ended April 30, 2015 is directly related to our Company recognizing revenues in the prior year under the percentage of completion method for which five projects representing approximately $2.4 million were substantially complete as of the year ended April 30, 2014.

During the current fiscal year, our Company had four projects which are being accounted for under the completed contract method. The  recognition of revenues and costs are based upon the delivery of equipment and limited installation services. During the year ended April 30, 2015, our Company completed one of the projects, while as of April 30, 2015 three remain. As of April 30, 2015, our Company has deferred revenues of $868,132 in connection with these three projects. Our Company expects to record the revenues and costs related for one of these projects in Q1 of fiscal 2016 and the remaining two in Q2 of fiscal 2016. Our Company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Cost of Revenues

Our cost of revenues for the year ended April 30, 2015 were $468,848 (83% of revenues), compared to our cost of revenues for the year ended April 30, 2014, which were $1,746,413.  The decrease in cost of revenues is directly related to our company recognizing costs in the prior year under the percentage of completion method in which were substantially complete as of the year ended April 30, 2014. In addition, during the year ended April 30, 2015, our company cost overruns of $47,620 related to one of our company's projects.

During the current fiscal year, our company had four projects which are being accounted for under the completed contract method as both are based upon the delivery of equipment and limited installation services. As of April 30, 2015, capitalized costs in connection with completed contract were $711,489. Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the years ended April 30, 2015 and  2014 are outlined in the table below:

	Year Ended
	April 30,
	2015	2014

Selling, general and administrative	$299,140	$417,397
Advertising, marketing and promotions	$2,287	$15,123
Consulting fees	$419,100	$453,500
Depreciation	$561	$1,123
Stock based compensation	$0	$30,114
Total Operating Expenses	$721,088	$917,257

The decrease in operating expenses for the year ended April 30, 2015, compared to the same period in fiscal 2014, was mainly due to decreases in selling, general and administrative expenses and stock based compensation as we try to conserve working capital to fund our revenue producing operations.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2015	2014
Current assets	$792,376	$573,631
Current liabilities	$3,551,799	$2,886,387
Working capital deficiency	$(2,759,423)	$(2,312,756)

As of April 30, 2015, our total current assets were $792,376 and our total current liabilities were $3,551,799 and we had a working capital deficit of $2,759,423. Our financial statements report a net loss of $1,201,779 for the year ended April 30, 2015, and a net loss of $1,259,094 for the year ended April 30, 2014.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	April 30, 2015	April 30, 2014

Net Cash (Used in) Operating Activities	$(501,163)		$(278,494)
Net Cash Provided by Investing Activities	$ Nil	$	Nil
Net Cash Provided by Financing Activities	$484,800	$	Nil
Cash (decrease) increase during the year	$(16,363)		$(278,494)

We had cash in the amount of $20,975 as of April 30, 2015 as compared to $37,338 as of April 30, 2014. We had a working capital deficit of $2,759,423 as of April 30, 2015 compared to working capital deficit of $2,312,756 as of April 30, 2014. During fiscal 2015, we have funded operations primarily through cash flows generated through the sales of our water processing plants.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioshaft Water Technology, Inc.

Long Beach, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

Edina, MN

August 13, 2015

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS

	April 30,	April 30,
	2015	2014
ASSETS
Current Assets
Cash	$20,975	$37,338
Accounts receivable, net allowance for doubtful accounts of $182,030 and $34,000, respectively	58,955	302,941
Other current assets	957	-
Deferred costs of goods sold	711,489	233,352
Total Current Assets	792,376	573,631

Property and equipment, net	-	561

Deposits	1,000	1,000

TOTAL ASSETS	$793,376	$575,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$569,664	$924,917
Accounts payable and accrued expenses - related party	831,583	548,255
Deferred revenue	370,419	326,887
Deferred revenue - related party	497,713	100,927
Accrued interest	65,230	460,401
Note payable	1,147,390	-
Convertible loan payable	-	525,000
Related party notes payable	69,800	-
TOTAL LIABILITIES	3,551,799	2,886,387

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 108,911,170 issued and outstanding, respectively	117,611	108,911
Additional paid-in capital	20,285,598	19,539,747
Accumulated deficit	(23,161,632)	(21,959,853)
TOTAL STOCKHOLDERS' DEFICIT	(2,758,423)	(2,311,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$793,376	$575,192

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	April 30, 2015	April 30, 2014

REVENUES
Net revenue from projects	$565,056	$2,060,935
TOTAL REVENUES	565,056	2,060,935

COST OF REVENUES	468,848	1,764,413

GROSS PROFIT	96,208	296,522

OPERATING EXPENSES
Selling, general, and administrative	299,140	417,397
Advertising, marketing, and promotions	2,287	15,123
Consulting fees	419,100	453,500
Depreciation	561	1,123
Stock-based compensation	-	30,114
TOTAL OPERATING EXPENSES	721,088	917,257

LOSS FROM OPERATIONS	(624,880)	(620,735)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(102,757)	(78,425)
Amortization of debt discount	-	(559,934)
Loss on extinguishment	(474,142)	-
TOTAL OTHER INCOME (EXPENSE)	(576,899)	(638,359)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,201,779)	(1,259,094)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,201,779)	$(1,259,094)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	115,108,704	108,911,170

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Years Ended April 30, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2013	108,911,170	$108,911	$19,509,633	$(20,700,759)	$(1,082,215)

Stock-based compensation	-	-	30,114	-	30,114
Net loss	-	-	-	(1,259,094)	(1,259,094)

Balance, April 30, 2014	108,911,170	108,911	19,539,747	(21,959,853)	(2,311,195)

Stock and warrants in connection with extinguishment	5,000,000	5,000	494,551	-	499,551
Stock issued for cash	3,700,000	3,700	251,300	-	255,000
Net loss	-	-	-	(1,201,779)	(1,201,779)

Balance, April 30, 2015	117,611,170	$117,611	$20,285,598	$(23,161,632)	$(2,758,423)

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,201,779)	$(1,259,094)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on extinguishment	474,142	-
Depreciation expense	561	1,123
Amortization of debt and accrued interest discount	-	559,934
Bad debt expense	115,363	34,000
Stock-based compensation	-	30,114
Changes in operating assets and liabilities:
Accounts receivable	128,623	(321,241)
Deferred costs of goods sold	(478,137)	(233,352)
Other assets	(957)	2,248
Accounts payable and accrued expenses	(71,925)	696,007
Deferred revenues	440,318	133,017
Accrued interest	92,628	78,750
Net cash used in operating activities	(501,163)	(278,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	160,000	-
Proceeds from related party notes payable	69,800	-
Proceeds from issuance of stock	255,000	-
Net cash provided by financing activities	484,800	-

Change in cash during the year	(16,363)	(278,494)
Cash at beginning of year	37,338	315,832
Cash at end of year	$20,975	$37,338

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,295	$-
Cash paid for income taxes	$800	$-

NON-CASH TRANSACTIONS
Convertible notes payable and accrued interest exchanged for note payable	$1,047,390	$-
Stock and warrants issued in connection with extinguishment	$499,551	$-

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $23,161,632 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2015 and 2014, the fair value of short-term financial instruments including cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

During the year ended April 30, 2015, the Company excluded 6,100,000 common stock equivalents related to options outstanding as their effects would have been anti-dilutive.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly evaluating the customer receivables and at times obtaining prepayments on contracts. During the years ended April 30, 2015 and 2014, the provisions for uncollectible accounts receivable was $182,030 and $34,000, respectively.

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

Revenue Recognition

For contracts in which the Company can reasonably estimate the costs, the percent complete and are responsible for the overall project administration, the Company recognizes revenues based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For contracts in which the Company cannot reasonably estimate the costs and the percent complete, the Company recognizes revenues using the completed contract method. Typically, these contracts are isolated to international contracts whereby the Company is providing equipment and limited installation. Under the completed contract basis, contract costs are recorded to a deferred asset account and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and the equipment is accepted by the end user.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the year ended April 30, 2015, the Company charged $47,620 to cost of revenues due to overruns on a project.

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, deferred revenue, represents billings in excess of revenues recognized or amounts in which the Company has received in connection with contracts being recognized under the completed contract method. Contract retentions are included in accounts receivable. As of April 30, 2015, $22,302 was included within deferred revenues in which related to contracts being accounted for under the percent completion method.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Product Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs based upon the percent complete of the project. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following represents changes in the warranty reserve for the years ended April 30, 2015 and 2014:

	Year Ended
	April 30,	April 30,
	2015	2014

Beginning balance	$24,000	$-
Additions	4,000	24,000
Amortization / uses	-	-
Ending balance	$28,000	$24,000

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at April 30, 2015 and 2014.

New Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	April 30,	April 30,
	2015	2014

Computer Equipment	$15,177	$15,177
Less: accumulated depreciation	(15,177)	(14,616)
Property and equipment, net	$--	$561

Depreciation expense was $561 and $1,123 for the years ended April 30, 2015 and 2014, respectively.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

On March 6, 2013, the convertible loan was modified to extend the maturity date to August 11, 2013.  As consideration for the extension, 2,811,873 common shares of the Company’s common stock were issued to the lender.  The common shares were valued at $168,712 based on the closing market price of the Company's common stock on the date of the agreement. The modification qualified for extinguishment accounting whereby the former convertible loan was considered extinguished and a new convertible loan issued. Accordingly, the derivative liability allocated with the extinguished convertible note no longer required liability accounting as the conversion price of the convertible note was fixed at $0.025 per share. Thus, the derivative liability was valued immediately before extinguishment, using the inputs noted below at March 6, 2013, with the remaining balance of $700,004 being charged to additional paid-in capital during the year ended April 30, 2013.  Because the terms of the modified note included a fixed conversion price and because the Company has an adequate number of common shares available to be issued to cover the conversion, no derivative liability was applicable.

The Company allocated fair value of the common shares issued of $168,712 in connection with the new convertible loan based on their relative fair value to the face value of the convertible loan, which resulted in a discount of $126,147 being allocated to the common shares.  The new convertible loan also contained a BCF due to the conversion price being below the fair market value of the Company's common stock on the date of issuance. The BCF was valued at $331,288, which resulted in a 100% discount to the new convertible loan.  During the year ended April 30, 2014, the Company recognized amortization expense of $325,000 using the straight line method in connection with the amortization of the convertible loan discount. As of April 30, 2014, the discount was fully amortized.

In addition, with the agreement the accrued interest was convertible at $0.025, the same rate as the new convertible note. At the date of the agreement, the conversion price was below the fair market value of the Company's common stock which implied a BCF. The BCF was valued at $353,519, which resulted in a 100% discount to accrued interest.  During the year ended April 30, 2014, the Company recognized amortization expense of $229,787 using the straight line method in connection with the amortization of the discount.  As of April 30, 2014, the discount was fully amortized. Accrued interest related to this loan was $441,019 as of April 30, 2014.

See discussion below for exchange of this note into a new note payable.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company allocated the common shares issued in connection with the new secured loan payable based on their relative fair value to the face value of the secured loan payable, which resulted in a discount of $6,059 being allocated to the secured loan payable. During the year ended April 30, 2014, the Company recognized amortization expense of $5,147 in connection with the amortization of the secured loan payable discount using the straight line method. As of April 30, 2014, the discount was fully amortized.  Accrued interest related to this loan was $19,382 as of April 30, 2014.

See discussion below for exchange of this note into a new note payable.

$60,000 Loan Payable

In May 2014, the Company received $60,000 in proceeds used for working capital purposes from the $500,000 and $25,000 note holders discussed above. On August 21, 2014, the loan payable and accrued interest was sold by the holder and the terms were amended, see below for additional disclosure.

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due July 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by July 7, 2015, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants are contingent upon a future event, the value was taken into consideration in the loss calculation as the holder does not have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such. As of April 30, 2015, accrued interest on the note payable was approximately $61,000.

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

NOTES TO FINANCIAL STATEMENTS

Shares Issued for Cash

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

A summary of stock option for the years ended April 30, 2015 and 2014 and changes during the corresponding year are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding April 30, 2013	11,300,000	$0.15	5.3
Granted	-	-	-
Canceled	(5,200,000)	0.15	7.8
Outstanding April 30, 2014	6,100,000	0.15	1.6
Granted	-	-	-
Canceled	-	-	-
Outstanding April 30, 2015	6,100,000	$0.15	0.6

During the years ended April 30, 2015 and 2014, the Company recorded $0 and $30,114 in stock-based compensation, respectively, which includes the amortization of prepaid amounts. All stock based compensation has been amortized as of April 30, 2015 and 2014.

Warrants

As of April 30, 2014, the Company had outstanding warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.025 with an initial life of five years, expiring in February 2017. See Note 4 above for discussion related to the cancellation of these warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting Contracts

As of April 30, 2015, the Company has consulting contracts with three related parties for total annual compensation of $384,000. Total amounts due to these related parties, including reimbursable expenses, as of April 30, 2015 and 2014 was $453,617 and $170,289, respectively. The amounts are included in accounts payable and accrued expenses - related party on the accompanying balance sheets.

As of April 30, 2014, the Company's Chief Executive Officer, who resigned in February 2014, had accrued salaries of $19,000. The amount was subsequently paid.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

As of April 30, 2015 and 2014, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related party on the accompanying balance sheets.  There were no payments made on this obligation during the years ended April 30, 2015 and 2014.

As of April 30, 2015 and 2014, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses - related party on the accompanying balance sheets. There were no payments made on this obligation during the years ended April 30, 2015 and 2014.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. During the year ended April 30, 2015, the Company recorded $336,425 in revenues under these contracts. As of April 30, 2015, the Company capitalized costs of $478,814 related to these contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer. As of April 30, 2015 and 2014, the Company has recorded within deferred revenues - related party $497,713 and $100,927, respectively. These amount represents amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted. As of April 30, 2015, the Company had $11,600 due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

Promissory Note

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement, an additional $4,800 was provided to the Company, bringing the total due to the related party as of April 30, 2015 to $69,800. The additional proceeds have the same terms as the promissory note. The proceeds were used to fund operations.

Sales of Common Stock

See Note 5 for discussion regarding sales of common stock to a related party.

NOTE 7. COMMITMENT AND CONTINGENCIES

Operating Leases

The Company currently leases office space on a year to year basis. Monthly rent charged in connection with this lease is approximately $800.

Contingency

On January 30, 2015, Citadel Services, Inc. (“Citadel”) filed a law suit in the Supreme Court of the State of New York, County of Chautauqua, naming the Company and one of its customers as defendants. In the complaint filed by Citadel, they claimed that the Company has breached the sub-contract between them by failing to pay $57,580 for materials and labor already furnished in connection with one of the Company's projects.  Citadel filed a mechanics lien on the project property for the same amount. In the complaint, Citadel requests judgment that Citadel is entitled to the outstanding amount and that the Company has breached the sub-contracts between them  Citadel is also asking for costs and disbursements from the Company. As of April 30, 2015, the Company has $57,580 included within accounts payable and accrued liabilities on the accompanying balance sheet.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

In May 2015, in connection with this lawsuit, the customer's response to the lawsuit indicated that the Company has damaged them due to breach of contract. The customer claims that these damages are approximately $515,000. The Company believes they have significant defenses to this response, intend to defend it vigorously, and believe that no loss is probable. Thus, no amounts have been included within the accompanying financial statements.

NOTE 8. INCOME TAXES

The provision for income tax consists of the following for the years ended April 30:

Income Taxes

	2015	2014
Income tax benefit attributable to:
Net income (loss)	$(408,605)	$(428,092)
Permanent differences	161,208	190,378
Valuation allowance	247,397	237,714
Net provision for income tax	$--	$--

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$8,021,226	$7,773,829
Valuation allowance	(8,021,226)	(7,773,829)
Net deferred tax asset	$--	$--

During the years ended April 30, 2015 and 2014, the valuation allowance increased by $247,397 and $237,714, respectively. At April 30, 2015, the Company had approximately $8,021,226 in federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2029 for federal purposes and 2019 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at April 30, 2015 and 2014, will not be fully realizable. In addition, since inception the Company has issued a significant amount of common stock for cash, services, etc. The Company has determined that due to the significant change in ownership, the historical NOLs may have been impaired due to IRS Section 382 limitations.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2011 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2011 through 2015 and currently does not have any ongoing tax examinations.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, management concluded that as of April 30, 2015, our company’s internal control over financial reporting was effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	66	August 14, 2007
Bashar Amin	President, Chief Executive Officer and Director	55	July 16, 2012
Zuhier Ahmed Zahran	Director	56	July 16, 2012

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

Our management and board of directors have concluded that Mr. Amin should serve as a director of our company due to his extensive experience in management, project development, sales and marketing relating to the waste water treatment industry.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2015, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB/A on August 14, 2008. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Bioshaft Water Technology, Inc., 222 West 6th Street, #400, San Pedro, CA 90731.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Imad Kamel Yassine (1) Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	2015 2014	180,000 180,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	180,000 180,000
Bashar Amin(2) President, Chief Executive Officer and Director	2015 2014	120,000 120,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	120,000 120,000
Zuhier Ahmed Zahran(3) Director	2015 2014	Nil Nil	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	Nil Nil
Walter J. Zurawick, Jr.(4) Former President, Chief Executive Officer and Director	2014	151,000	N/A	N/A	N/A	N/A	N/A	4,500	155,500

(1)

Imad Kamel Yassine was appointed as our chief operating officer on September 18, 2007, as a director of our company on August 14, 2007 and as chief financial officer, secretary and treasurer of our company on September 10, 2008. As of April 30, 2015, the officer had $250,000 in accrued compensation due.

(2)

Bashar Amin was appointed as a director of our company on July 16, 2012 and as president and chief executive of our company on February 1, 2014. As of April 30, 2015, the officer had $174,617 in accrued compensation due.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2015 and 2014 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2015.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2015.

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

None.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Imad Kamel Yassine 1726 Mulberry Drive San Marcos, CA 92069	Common Shares	20,000,000(2)	16.86%
Bashar Amin 5385 Bessborough Crt. Mississauga, ON, Canada L5M 5C5	Common Shares	6,000,000(3)(4)(5)	5.90%
Zuhier Ahmed Zahran PO Box 17919 Jeddah 21494, Saudi Arabia	Common Shares	4, 150,000(6)(7)	3.50%
All Officers and Directors As a Group	Common Shares	30,150,000	26.26%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2015. As of July 31, 2015, there were 117,611,170 shares of our company’s common stock issued and outstanding.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2015 and for fiscal year ended April 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2015 ($)	2014 ($)
Audit Fees	29,400	25,000
Audit Related Fees	Nil	10,800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	29,400	35,800

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: August 13, 2015	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2015	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2015	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2015	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2015	/s/ Zuhier Ahmed Zahran
Zuhier Ahmed Zahran
Director