Form 10-Q
period 2015-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2015-09-21
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2015

Or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to  __________

Commission File Number  000-52393

BIOSHAFT WATER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0494003
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 West 6th Street, #400 San Pedro, CA	90731
(Address of principal executive offices)	(Zip Code)

(310) 707-2553

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,611,170 common shares issued and outstanding as of September 15, 2015.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended July 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	July 31,	April 30,
	2015	2015
ASSETS
Current Assets
Cash	$80	$20,975
Accounts receivable, net allowance for doubtful accounts of $193,630 and $182,030, respectively	84,590	58,955
Other current assets	697	957
Deferred costs of goods sold	715,189	711,489
Total Current Assets	800,556	792,376

Property and equipment, net	-	-

Deposits	1,000	1,000

TOTAL ASSETS	$801,556	$793,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$465,347	$569,664
Accounts payable and accrued expenses - related party	911,873	831,583
Deferred revenue	402,041	370,419
Deferred revenue - related party	599,121	497,713
Accrued interest	88,265	65,230
Note payable	1,197,390	1,147,390
Related party notes payable	69,800	69,800
TOTAL LIABILITIES	3,733,837	3,551,799

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(23,335,490)	(23,161,632)
TOTAL STOCKHOLDERS' DEFICIT	(2,932,281)	(2,758,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$801,556	$793,376

See accompanying notes to financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2015	July 31, 2014

REVENUES
Net revenue from projects	$13,764	$117,380
TOTAL REVENUES	13,764	117,380

COST OF REVENUES	-	131,382

GROSS PROFIT (LOSS)	13,764	(14,002)

OPERATING EXPENSES
Selling, general, and administrative	51,697	45,879
Advertising, marketing, and promotions	218	177
Consulting fees	108,400	123,900
Depreciation	-	279
TOTAL OPERATING EXPENSES	160,315	170,235

LOSS FROM OPERATIONS	(146,551)	(184,237)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(27,307)	(20,684)
TOTAL OTHER INCOME (EXPENSE)	(27,307)	(20,684)

LOSS BEFORE PROVISION FOR INCOME TAXES	(173,858)	(204,921)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(173,858)	$(204,921)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	117,611,170	109,302,474

See accompanying notes to financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,858)	$(204,921)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation expense	-	279
Bad debt expense	11,600	-
Changes in operating assets and liabilities:
Accounts receivable	(37,235)	43,216
Deferred costs of goods sold	(3,700)	(246,250)
Other assets	260	-
Accounts payable and accrued expenses	(992)	(98,286)
Deferred revenues	133,030	247,051
Net cash used in operating activities	(70,895)	(258,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	50,000	60,000
Proceeds from related party notes payable	-	65,000
Proceeds from issuance of stock	-	105,000
Net cash provided by financing activities	50,000	230,000

Change in cash during the year	(20,895)	(28,911)
Cash at beginning of year	20,975	37,338
Cash at end of year	$80	$8,427

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,272	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2015, and the results of its operations and cash flows for the three months ended July 31, 2015. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2015.

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

NOTES CONDENSED TO FINANCIAL STATEMENTS

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2015 and April 30, 2015, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations approximates their face values due to their short-term maturities and/or the rates of interest associated with the underlying obligation.

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

The Company excluded 36,100,000 and 6,100,000  common stock equivalents outstanding for the three months ended July 31, 2015 and 2014, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, deferred revenue, represents billings in excess of revenues recognized or amounts in which the Company has received in connection with contracts being recognized under the completed contract method. Contract retentions are included in accounts receivable. As of April 30, 2015, $22,302 was included within deferred revenues in which related to contracts being accounted for under the percent completion method. This amount was recognized during the three months ended July 31, 2015.

New Accounting Pronouncements

The FASB issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date, other than noted below, either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 - LOANS PAYABLE

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due July 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by July 7, 2015, which was not the case, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants was contingent upon a future event, the value was taken into consideration in the loss calculation as the holder didn't have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such. As of July 31, 2015, accrued interest on the note payable was approximately $80,706.

$100,000 Note Payable

On December 24, 2014, the Company secured a $100,000 note payable, accruing interest at 7.5% per annum being due December 24, 2015. The proceeds were used for operating purposes. The loan payable is with the same party as the $1,047,390 note payable disclosed above.

$50,000 Note Payable

On June 9, 2015, the Company secured a $50,000 note payable, accruing interest at 7.5% per annum being due June 9, 2016. The proceeds were used for operating purposes. The loan payable is with the same party as the $1,047,390 note payable disclosed above.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock Issued for Cash

In July 2014, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

In August 2014, the Company sold 2,200,000 shares of common stock to a member of the board of directors at $0.068 per share resulting in proceeds of $150,000.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of July 31, 2015, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of July 31, 2015 and April 30, 2015 were $533,904 and $453,617, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of July 31, 2015 and April 30, 2015, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the three months ended July 31, 2015.

As of July 31, 2015 and April 30, 2015, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the nine months ended July 31, 2015.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. As of July 31, 2015 and April 30, 2015, the Company capitalized costs of $482,514 and $478,814, respectively, related to these contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer. As of July 31, 2015 and April 30, 2015, the Company has recorded within deferred revenues - related party $599,121 and $497,713, respectively. These amount represents amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted. As of July 31, 2015 and April 30, 2015, the Company had $0 and $11,600, respectively, due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement, an additional $4,800 was provided to the Company, bringing the total due to the related party as of July 31, 2015 and April 30, 2015 to $69,800. The proceeds were used to fund operations.

Sales of Common Stock

See Note 4 for discussion regarding sales of common stock to a related party.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive offices are located at 222 West 6th Street, #400, San Pedro, CA 90731 and our telephone number is (310) 707-2553.

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

3.

10,000,000 warrants in our company held by Six Capital for the purchase of 10,000,000 shares of our common stock at a price of $0.025 per share have been cancelled.

4.

Six Capital also purchased the ability to convert $500,000 of the debt at $0.025 per share from Premier which would grant Six Capital the ability to receive an additional 20,000,000 shares being the original conversion feature of the debt. This conversion feature has been cancelled.

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

On October 15, 2012, we entered into an international distributor agreement with Zuhier Ahmad Zahran & Co. (“ZAZCo”), a company operated by our director, Zuhier Ahmad Zahran. Under the distributor agreement ZAZCo will assist our company in the promotion, sale, marketing and distribution of our products in the Kingdom of Saudi Arabia and any other mutually agreed upon countries for a period of two years, which is currently still in effect on a month to month basis. The purchase prices for our products shall be in response to specific project requirements. The difference between ZAZCo’s purchase price and ZAZCo’s selling price to its customers shall be ZAZCo’s sole remuneration for sale of our products. ZAZCo shall be free to determine the resale prices of our products and shall, in good faith, use its commercially reasonable efforts to reasonably price our products so as to be competitive in the territory in respect of other competitive or similar products offered in the territory.

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

In July 2014, we entered into two promissory notes totaling $65,000 with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. An additional $4,800 was advanced to our company and thus the total amounts outstanding as of July 31, 2015 are $69,800. The proceeds were used to fund operations.

On December 24, 2014, our company secured a $100,000 promissory note with Six Capital, accruing interest at 7.5% per annum and maturing on December 24, 2015. The note does not bear any conversion feature. The proceeds were used for operating purposes.

On June 9, 2015, our company secured a $50,000 note payable with Six Capital, accruing interest at 7.5% per annum being due June 9, 2016. The note does not bear any conversion feature. The proceeds were used for operating purposes.

Results of Operations

Three Months Summary

	Three Months Ended July 31,
	2015	2014
Total revenue	$13,764	$117,380

Cost of revenues	-	131,382
Total operating expenses	160,315	170,235
Total other (income) expense	27,307	20,684
Net loss	$(173,858)	$(204,921)

Revenues

During the three months ended we earned revenues of $13,764, a decrease of $103,616, compared to $117,380 for the prior year's comparable period. The decrease in revenues for the three months ended July 31, 2015 is directly related to our Company recognizing revenues in the prior year under the percentage of completion method and under the completed contract method for the current year.

During the current fiscal year, our Company has four projects which are being accounted for under the completed contract method as both are based upon the delivery of equipment and limited installation services. During the quarter ended July 31, 2015, the Company completed one of the projects, which was being accounted for under the percentage completion method, for which  the remaining revenue was recorded without additional expenditures for the three months ended July 31, 2015. As of July 31, 2015, our Company has deferred revenues of $1,001,162 and deferred costs of $715,189 in connection with four projects. Our Company expects to record the revenues and costs related to these projects in Q2 or Q3 of fiscal 2016. The Company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Cost of Revenues

Cost of revenues decreased to $0, a decrease of $131,382 during the three months ended July 31, 2015 from $131,382 during the three months ended July 31, 2014.

The decrease in cost of revenues is directly related to our Company recognizing less revenues during the current period. In addition, during the three months ended July 31, 2014, our Company cost overruns of $47,620 related to one of our Company's projects.

Expenses

	Three Months Ended July 31,
	2015	2014
Selling, general and administrative	$51,697	$45,879
Advertising, marketing and promotions	218	177
Consulting fees	108,400	123,900
Depreciation	-	279
Total operating expenses	$160,315	$170,235

Total operating expenses during the three months ended July 31, 2015 decreased as compared to the comparative period in 2014 primarily due to decreases in selling, general and administrative expenses, consulting fees and depreciation. The decrease in operating loss during the three months ended July 31, 2015 was primarily due to the Company's emphasis on reducing general and administrative costs and consulting fees. The comparable prior period includes salary paid to one additional consultant for which services were discontinued in the middle of fiscal 2015.

Liquidity and Financial Condition

Working Capital

As of July 31, 2015, our total current assets were $800,556 and our total current liabilities were $3,733,837 and we had a working capital deficit of $2,933,281.

Cash Flows

	Three Months Ended July 31,
	2015		2014
Net cash flows used in operating activities		$(70,895)		$(258,911)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by financing activities		$50,000		$230,000
Net decrease in cash during period		$(20,895)		$(28,911)

The decrease in cash used in operating activities primarily relates to our continued net loss from operations as cash flows generated from operations is not yet sufficient enough to cover our expenditures. The decrease in cash flow from financing activities is a direct result of proceeds from notes payable, proceeds from related party notes payable and the sales of common stock to fund operations in the prior year.

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

Plan of Operation

During the next twelve month period, we intend to:

(a)

penetrate the waste water treatment industry worldwide by stressing the cost advantages and space saving capabilities of the BioShaft System.

(b)

build up a network of strategic alliances with several types of companies, including contractors that specialize in the construction of water treatment plants, engineering firms that work with municipalities and firms that specialize in “build own operate” project utilities.

(c)

form a partnership with a Chinese manufacturer that we can outsource to, and fabricate up to two BioShaft units per month within the first three months.

(d)

implement our pilot project in Southern California where we will setup and operate a packaged unit in order to complete the municipal permitting process for the California commission on environmental quality.

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

Not accounting for our working capital deficit of $2,933,281, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers by approximately January 2016. We anticipate that we may spend up to $108,000 per month to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 21, 2015	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 21, 2015	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)