Form 10-Q
period 2015-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2015-12-21
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,611,170 common shares issued and outstanding as of December 21, 2015.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended October 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	October 31,	April 30,
	2015	2015
ASSETS
Current Assets
Cash	$21,706	$20,975
Accounts receivable, net allowance for doubtful accounts of $193,630 and $182,030, respectively	61,211	58,955
Other current assets	875	957
Deferred costs of goods sold	232,675	711,489
Total Current Assets	316,467	792,376

Property and equipment, net	-	-

Deposits	1,000	1,000

TOTAL ASSETS	$317,467	$793,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$473,273	$569,664
Accounts payable and accrued expenses - related party	989,273	831,583
Deferred revenue	402,041	370,419
Deferred revenue - related party	-	497,713
Accrued interest	111,618	65,230
Note payable	1,247,390	1,147,390
Related party notes payable	72,800	69,800
TOTAL LIABILITIES	3,296,395	3,551,799

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(23,382,137)	(23,161,632)
TOTAL STOCKHOLDERS' DEFICIT	(2,978,928)	(2,758,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,467	$793,376

See accompanying notes to condensed financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

REVENUES
Net revenue from projects	$633,652	$111,251	$647,416	$228,631
TOTAL REVENUES	633,652	111,251	647,416	228,631

COST OF REVENUES	494,583	51,741	494,583	183,123

GROSS PROFIT	139,069	59,510	152,833	45,508

OPERATING EXPENSES
Selling, general, and administrative	38,475	84,137	90,172	130,016
Advertising, marketing, and promotions	300	929	518	1,106
Consulting fees	120,900	98,400	229,300	222,300
Depreciation	-	280	-	559
TOTAL OPERATING EXPENSES	159,675	183,746	319,990	353,981

LOSS FROM OPERATIONS	(20,606)	(124,236)	(167,157)	(308,473)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(26,041)	(32,899)	(53,348)	(53,583)
Loss on extinguishment	-	(474,142)	-	(474,142)
TOTAL OTHER INCOME (EXPENSE)	(26,041)	(507,041)	(53,348)	(527,725)

LOSS BEFORE PROVISION FOR INCOME TAXES	(46,647)	(631,277)	(220,505)	(836,198)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(46,647)	$(631,277)	$(220,505)	$(836,198)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	117,611,170	112,030,735	117,611,170	113,296,923

See accompanying notes to condensed financial statements.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(220,505)	$(836,198)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on extinguishment	-	474,142
Depreciation expense	-	559
Bad debt expense	11,600	41,095
Changes in operating assets and liabilities:
Accounts receivable	(13,856)	(79,492)
Deferred costs of goods sold	478,814	(269,712)
Prepaids and other assets	82	-
Accounts payable and accrued expenses	61,299	(140,767)
Accrued interest	46,388	49,804
Deferred revenues	(466,091)	343,228
Net cash used in operating activities	(102,269)	(417,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	60,000
Proceeds from related party notes payable	3,000	67,000
Proceeds from issuance of stock	-	255,000
Net cash provided by financing activities	103,000	382,000

Change in cash during the year	731	(35,341)
Cash at beginning of year	20,975	37,338
Cash at end of year	$21,706	$1,997

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,960	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Convertible notes payable, accrued interest, conversion feature and warrants exchanged from note payable	$-	$1,047,390

See accompanying notes to condensed financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2015, and the results of its operations and cash flows for the three and six months ended October 31, 2015. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2015.

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

NOTES TO  CONDENSED FINANCIAL STATEMENTS

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2015 and April 30, 2015, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations approximates their face values due to their short-term maturities and/or the rates of interest associated with the underlying obligation.

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

The Company excluded 32,100,000 and 6,100,000 common stock equivalents outstanding as of October 31, 2015 and 2014, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, deferred revenue, represents billings in excess of revenues recognized or amounts in which the Company has received in connection with contracts being recognized under the completed contract method. Contract retentions are included in accounts receivable. As of April 30, 2015, $22,302 was included within deferred revenues in which related to contracts being accounted for under the percent completion method. This amount was recognized during the six months ended October 31, 2015.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 - LOANS PAYABLE

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due July 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by July 7, 2015, which was not the case, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. The required capital was not raised prior to July 7, 2015, thus the 30,000,000 warrants  are considered outstanding. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants was contingent upon a future event, the value was taken into consideration in the loss calculation as the holder didn't have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such. As of October 31, 2015, accrued interest on the note payable was approximately $100,506.

$100,000 Note Payable

On December 24, 2014, the Company secured a $100,000 note payable with the same party as discussed above, accruing interest at 7.5% per annum being due December 24, 2015. The proceeds were used for operating purposes.

$50,000 Note Payable

On June 9, 2015, the Company secured a $50,000 note payable with the same party as discussed above, accruing interest at 7.5% per annum being due June 9, 2016. The proceeds were used for operating purposes.

$25,000 Notes Payable

On September 22, 2015 and October 28, 2015, the Company secured two $25,000 notes payable with the same party as discussed above, accruing interest at 7.5% per annum being due September 22, 2016 and October 28, 2015, respectively. The proceeds were used for operating purposes.

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock Issued for Cash

In July 2014, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

In August 2014, the Company sold 2,200,000 shares of common stock to a member of the board of directors at $0.068 per share resulting in proceeds of $150,000.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of October 31, 2015, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of October 31, 2015 and April 30, 2015 were $611, 305 and $453,617, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of October 31, 2015 and April 30, 2015, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the six months ended October 31, 2015.

As of October 31, 2015 and April 30, 2015, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the six months ended October 31, 2015.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. As of October 31, 2015 and April 30, 2015, the Company capitalized costs of $0 and $478,814 respectively, related to these contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer.  As of October 31, 2015 and April 30, 2015, the Company has recorded within deferred revenues - related party $0 and $497,713, respectively. These amount represents amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted.  During the six months ended October 31, 2015, the Company completed two related party contracts and recognized costs and revenues of $482,514 and $630,652, respectively.  As of October 31, 2015 and April 30, 2015, the Company had $0 and $11,600, respectively, due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement and at various times, an additional $7,800 has been provided to the Company, bringing the total due to the related party as of October 31, 2015 and April 30, 2015 to $72,800 and $67,000, respectively. The proceeds were used to fund operations. The promissory note is technically in default although no demands for repayment have been made.

Sales of Common Stock

See Note 4 for discussion regarding sales of common stock to a related party.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

In November 2015, the Company became aware of complaint filed in Los Angeles Superior Court by a vendor related to the non-payment of amounts outstanding. As of October 31, 2015, the Company has accounted for all known amounts due to the vendor within accounts payable. As of the date of this filing, the Company hasn't been formally served.

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

Effective February 1, 2014, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad K. Yassine in his capacity as a consultant, and as chief operating officer and chief financial officer of our company. Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000. The term of this agreement is for a period of two years, expiring on January 31, 2016.

In July 2014, we entered into two promissory notes totaling $65,000 with Sustainable Water Corp., a company operated by our officer and director, Imad K. Yassine. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. An additional $2,000 was advanced to our company and thus the total amounts outstanding as of October 31, 2015 are $67,000. The proceeds were used to fund operations.

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

On September 22, 2015 and October 28, 2015, our company secured two $25,000 notes payable with Six Capital, accruing interest at 7.5% per annum being due September 22, 2016 and October 28, 2015, respectively. The proceeds were used for operating purposes.

Results of Operations

Three Months Summary

	Three Months Ended October 31,
	2015	2014
Total revenue	$633,652	$111,251

Cost of revenues	494,583	51,741
Total operating expenses	159,675	183,746
Total other (income) expense	26,041	507,041
Net loss	$(46,647)	$(631,277)

Six Months Summary

	Six Months Ended October 31,
	2015	2014
Total revenue	$647,416	$228,631

Cost of revenues	494,583	183,123
Total operating expenses	319,990	353,981
Total other (income) expense	53,348	527,725
Net loss	$(220,505)	$(836,198)

Revenues

During the three months ended we earned revenues of $633,652, an increase of $522,401, compared to $111,251 for the prior year's comparable period. The increase in revenues for the three months ended October 31, 2015 is directly related to our company recognizing revenues under the completed contract method. During the three months ended October 31, 2015, we delivered the equipment for two projects and thus the revenues and costs were recognized on these dates. In the prior year, we primarily accounted for our projects, as they were primarily domestically based and we had an involvement in the construction and management of the process, under the percentage of completion method. We expect to have variability within the recognition of revenue until a consistent project stream can be obtained. In addition, 100% of revenues recorded within the three months ended October 31, 2015, were with an entity in which is a board of director has an interest in.

During the six months ended we earned revenues of $647,416, an increase of $418,785, compared to $228,631 for the prior year's comparable period. The increase in revenues for the three months ended October 31, 2015 is directly related to our company recognizing revenues under the completed contract method. During the three months ended October 31, 2015, we delivered the equipment for two projects and thus the revenues and costs were recognized on these dates. In the prior year, we primarily accounted for our projects, as they were primarily domestically based and we had an involvement in the construction and management of the process, under the percentage of completion method. We expect to have variability within the recognition of revenue until a consistent project stream can be obtained.  In addition, $633,652 of revenues recorded within the six months ended October 31, 2015, were with an entity in which is a board of director has an interest in.

As of October 31, 2015, our company has deferred revenues of $402,041 and deferred costs of $232,675 in connection with two projects being accounted for under the completed contract method. Our company expects to record the revenues and costs related to these projects in Q3 or Q4 of fiscal 2016. Our company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Cost of Revenues

Cost of revenues increased to $494,583, an increase of $442,842 during the three months ended October 31, 2015 from $51,741 during the three months ended October 31, 2014. The increase was due to two projects being completed during the three months ended October 31, 2015. These contracts were accounted for using the completed contract method and thus all costs were recognized upon delivery and acceptance of the equipment provided.

Cost of revenues increased to $494,583, an increase of $311,460 during the six months ended October 31, 2015 from $183,123 during the six months ended October 31, 2014. The increase was due to two projects being completed during the six months ended October 31, 2015. These contracts were accounted for using the completed contract method and thus all costs were recognized upon delivery and acceptance of the equipment provided.

Expenses

	Three Months Ended October 31,
	2015	2014
Selling, general and administrative	38,475	84,137
Advertising, marketing and promotions	300	929
Consulting fees	120,900	98,400
Depreciation	-	280
Total operating expenses	$159,675	$183,746

	Six Months Ended October 31,
	2015	2014
Selling, general and administrative	90,172	130,016
Advertising, marketing and promotions	518	1,106
Consulting fees	229,300	222,300
Depreciation	-	559
Total operating expenses	$319,990	$353,981

Total operating expenses during the three and six months ended October 31, 2015 decreased as compared to the comparative period in 2014 primarily due to decreases in selling, general and administrative expenses, consulting fees and depreciation. The decrease in operating loss during the three and six months ended October 31, 2015 was primarily due to the Company's emphasis on reducing general and administrative costs and consulting fees. The comparable prior period includes salary paid to one additional consultant for which services were discontinued in the middle of fiscal 2015.

Liquidity and Financial Condition

Working Capital

As of October 31, 2015, our total current assets were $316,467 and our total current liabilities were $3,296,395 and we had a working capital deficit of $2,979,928.

Cash Flows

		Six Months Ended October 31,
		2015		2014
Net cash flows used in operating activities		$(102,269)		$(417,341)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by financing activities		$103,000		$382,000
Net increase (decrease) in cash during period		$731		$(35,341)

The decrease in cash used in operating activities primarily relates to our decreased net loss from operations.  In addition, management continues to accrue amounts due to them rather due to the lack of capital. The decrease in cash flow from financing activities is a direct result of proceeds from notes payable, proceeds from related party notes payable and the sales of common stock to fund operations in the prior year. During the current period, we are trying to conserve capital and reduce our borrowings.

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

Not accounting for our working capital deficit of $2,979,928, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers as soon as cash flows from operations is sufficient to fund these positions. We anticipate that we may spend up to $108,000 per month to employee officers and employees and up to $50,000 in payroll taxes. We do and will continue to outsource contract employment as needed. These plans are dependent upon either obtaining operations or capital to achieve such.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 21, 2015	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 21, 2015	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)