Form 10-Q
period 2016-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2016-03-21
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,611,170 common shares issued and outstanding as of March 15, 2016.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Bioshaft Water Technology, Inc.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	January 31,	April 30,
	2016	2015

ASSETS
Current Assets
Cash	$409	$20,975
Accounts receivable, net allowance for doubtful accounts of $193,630 and $182,030, respectively	61,211	58,955
Other current assets	875	957
Deferred costs of goods sold	294,637	711,489
Total Current Assets	357,132	792,376

Property and equipment, net	-	-

Deposits	1,000	1,000

TOTAL ASSETS	$358,132	$793,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$479,762	$569,664
Accounts payable and accrued expenses - related party	1,071,219	831,583
Deferred revenue	402,041	370,419
Deferred revenue - related party	76,500	497,713
Accrued interest	135,957	65,230
Note payable	1,267,390	1,147,390
Related party notes payable	80,800	69,800
TOTAL LIABILITIES	3,513,669	3,551,799

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(23,558,746)	(23,161,632)
TOTAL STOCKHOLDERS' DEFICIT	(3,155,537)	(2,758,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,132	$793,376

See accompanying notes to condensed financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

REVENUES
Net revenue from projects	$-	$336,425	$647,416	$565,056
TOTAL REVENUES	-	336,425	647,416	565,056

COST OF REVENUES	170	285,725	494,753	468,848

GROSS PROFIT	(170)	50,700	152,663	96,208

OPERATING EXPENSES
Selling, general, and administrative	29,053	61,543	119,225	191,559
Advertising, marketing, and promotions	1,176	130	1,694	1,236
Consulting fees	120,900	98,400	350,200	320,700
Depreciation	-	3	-	562
TOTAL OPERATING EXPENSES	151,129	160,076	471,119	514,057

LOSS FROM OPERATIONS	(151,299)	(109,376)	(318,456)	(417,849)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(25,310)	(25,760)	(78,658)	(79,343)
Loss on extinguishment	-	-	-	(474,142)
TOTAL OTHER INCOME (EXPENSE)	(25,310)	(25,760)	(78,658)	(553,485)

LOSS BEFORE PROVISION FOR INCOME TAXES	(176,609)	(135,136)	(397,114)	(971,334)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(176,609)	$(135,136)	$(397,114)	$(971,334)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.01)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	117,611,170	117,611,170	117,611,170	115,489,800
DILUTED	117,611,170	117,611,170	117,611,170	115,489,800

See accompanying notes to condensed financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(397,114)	$(971,334)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on extinguishment	-	474,142
Depreciation expense	-	562
Bad debt expense	11,600	40,030
Changes in operating assets and liabilities:
Accounts receivable	(13,856)	33,803
Costs in excess of billings on uncompleted projects		(217,313)
Deferred costs of goods sold	416,852	-
Prepaids and other assets	82	-
Accounts payable and accrued expenses	149,734	(152,005)
Accrued interest	70,727	71,572
Billings in excess of costs and estimated earnings on uncompleted projects	-	227,608
Deferred revenues	(389,591)	-
Net cash used in operating activities	(151,566)	(492,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	120,000	160,000
Proceeds from related party notes payable	11,000	67,000
Proceeds from issuance of stock	-	255,000
Net cash provided by financing activities	131,000	482,000

Change in cash during the period	(20,566)	(10,935)
Cash at beginning of period	20,975	37,338
Cash at end of period	$409	$26,403

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,960	$3,823
Cash paid for income taxes	$-	$800

NON-CASH TRANSACTIONS
Convertible notes payable and accrued interest exchanged for note payable	$-	$1,047,390

See accompanying notes to condensed financial statements

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $23,558,746 since inception.  The Company currently has limited liquidity, and does not yet have sufficient revenues to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2016, and the results of its operations and cash flows for the three and nine months ended January 31, 2016. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended April 30, 2015.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2016 and April 30, 2015, the fair value of short-term financial instruments including cash, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations approximates their face values due to their short-term maturities and/or the rates of interest associated with the underlying obligation.

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

The Company excluded 31,200,000 and 6,100,000 common stock equivalents outstanding as of January 31, 2016 and 2015, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. The liability, deferred revenue, represents billings in excess of revenues recognized or amounts in which the Company has received in connection with contracts being recognized under the completed contract method. Contract retentions are included in accounts receivable. As of April 30, 2015, $22,302 was included within deferred revenues in which related to contracts being accounted for under the percent completion method. This amount was recognized during the nine months ended January 31, 2016.

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

Accrued Interest on Notes Payable

As of January 31, 2016 and April 30, 2015, accrued interest on the notes disclosed above was approximately $133,000 and $64,000, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Stock Issued for Cash

In July 2014, the Company sold 1,500,000 shares of common stock at $0.07 per share resulting in proceeds of $105,000.

In August 2014, the Company sold 2,200,000 shares of common stock to a member of the board of directors at $0.068 per share resulting in proceeds of $150,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of January 31, 2016, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of January 31, 2016 and April 30, 2015 were $693,251 and $453,617, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of January 31, 2016 and April 30, 2015, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the nine months ended January 31, 2016.

As of January 31, 2016 and April 30, 2015, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the nine months ended January 31, 2016.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. As of January 31, 2016 and April 30, 2015, the Company capitalized costs of $61,965 and $478,814 respectively, related to these contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer.  As of January 31, 2016 and April 30, 2015, the Company has recorded within deferred revenues - related party $76,500 and $497,713, respectively. These amount represents amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted.  During the nine months ended January 31, 2016, the Company completed two related party contracts and recognized costs and revenues of $482,514 and $630,652, respectively.  As of January 31, 2016 and April 30, 2015, the Company had $0 and $11,600, respectively, due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Related Party Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement and at various times, an additional $15,800 has been provided to the Company, bringing the total due to the related party as of January 31, 2016 and April 30, 2015 to $80,800 and $67,000, respectively. The proceeds were used to fund operations. The promissory note is technically in default although no demands for repayment have been made.

Sales of Common Stock

See Note 4 for discussion regarding sales of common stock to a related party.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In November 2015, the Company became aware of complaint filed in Los Angeles Superior Court by a vendor related to the non-payment of amounts outstanding. As of January 31, 2016, the Company has accounted for all known amounts due to the vendor within accounts payable. As of the date of this filing, the Company hasn't been formally served.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

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

In July 2014, we entered into two promissory notes totaling $65,000 with Sustainable Water Corp., a company operated by our officer and director, Imad K. Yassine. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015. An additional $15,800 was advanced to our company and thus the total amounts outstanding as of January 31, 2016 are $80,800. The proceeds were used to fund operations.

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

Results of Operations

Three Months Summary

	Three Months Ended January 31,
	2016	2015
Total revenue	$-	$336,425

Cost of revenues	170	285,725
Total operating expenses	151,129	160,076
Total other (income) expense	25,310	25,760
Net loss	$(176,609)	$(135,136)

Nine Months Summary

	Nine Months Ended January 31,
	2016	2015
Total revenue	$647,416	$565,056

Cost of revenues	494,753	468,848
Total operating expenses	471,119	514,057
Total other (income) expense	78,658	553,485
Net loss	$(397,114)	$(971,334)

Revenues

During the three months ended January 31, 2016, we earned revenues of $0, a decrease of $336,425, compared to $336,425 for the prior year's comparable period. The decrease in revenues for the three months ended January 31, 2016 is directly related to our company recognizing revenues under the completed contract method. During the three months ended January 31, 2016, we did not obtain acceptance for the equipment related to our open projects. In the prior year, we primarily accounted for our projects, as they were primarily domestically based and we had an involvement in the construction and management of the process, under the percentage of completion method. We expect to have variability within the recognition of revenue until a consistent project stream can be obtained.

During the nine months ended January 31, 2016, we earned revenues of $647,416, an increase of $82,360, compared to $565,056 for the prior year's comparable period. The increase in revenues for the nine months ended January 31, 2016 is directly related to our company recognizing revenues under the completed contract method. During the nine months ended January 31, 2016, we delivered the equipment for two projects and thus the revenues and costs were recognized on these dates. In the prior year, we primarily accounted for our projects, as they were primarily domestically based and we had an involvement in the construction and management of the process, under the percentage of completion method. We expect to have variability within the recognition of revenue until a consistent project stream can be obtained.  In addition, $633,652 of revenues recorded within the nine months ended January 31, 2016, were with an entity in which a member of our board has an interest in.

As of January 31, 2016, our company has deferred revenues of $478,541 and deferred costs of $294,637 in connection with three projects being accounted for under the completed contract method. Our company expects to record the revenues and costs related to these projects in Q4 of fiscal 2016. However, this recognition is dependent upon the acceptance of our product from the third party user which at times might be delayed due to installation by the distributor or assignee. Our company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Cost of Revenues

Cost of revenues decreased to $170, a decrease of $285,555 during the three months ended January 31, 2016 from $285,725 during the three months ended January 31, 2015. The decrease was due to no projects being completed during the three months ended January 31, 2016. These contracts were accounted for using the completed contract method and thus all costs were recognized upon delivery and acceptance of the equipment provided.

Cost of revenues increased to $494,753, an increase of $25,905 during the nine months ended January 31, 2016 from $468,848 during the nine months ended January 31, 2015. The increase was due to two projects being completed during the nine months ended January 31, 2016. These contracts were accounted for using the completed contract method and thus all costs were recognized upon delivery and acceptance of the equipment provided.

Expenses

	Three Months Ended January 31,
	2016	2015
Selling, general and administrative	$29,053	$61,543
Advertising, marketing and promotions	1,176	130
Consulting fees	120,900	98,400
Depreciation	-	3
Total operating expenses	$151,129	$160,076

	Nine Months Ended January 31,
	2016	2015
Selling, general and administrative	$119,225	$191,559
Advertising, marketing and promotions	1,694	1,236
Consulting fees	350,200	320,700
Depreciation	-	562
Total operating expenses	$471,119	$514,057

Total operating expenses during the three and nine months ended January 31, 2016 decreased as compared to the comparative period in 2015 primarily due to decreases in selling, general and administrative expenses, consulting fees and depreciation. The decrease in operating loss during the three and nine months ended January 31, 2016 was primarily due to our company's emphasis on reducing general and administrative costs and consulting fees. The comparable prior period includes salary paid to one additional consultant for which services were discontinued in the middle of fiscal 2015.

Liquidity and Financial Condition

Working Capital

As of January 31, 2016, our total current assets were $357,132 and our total current liabilities were $3,513,669 and we had a working capital deficit of $3,156,537.

Cash Flows

	Nine Months Ended January 31,
	2016		2015
Net cash flows used in operating activities		$(151,566)		$(492,935)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by financing activities		$131,000		$482,000
Net decrease in cash during period		$(20,566)		$(10,935)

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

Not accounting for our working capital deficit of $3,156,537, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: March 21, 2016	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 21, 2016	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)