Form 10-K
period 2016-04-30
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2016-08-15
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2015 was $1,749,223 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 117,611,170 common shares as of July 31, 2016.

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

Employees

As of April 30, 2016, our company has retained three (3) consultants which included Bashar Amin, our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director.

We plan to employ a number of executive officers including a vice president of marketing and three sales engineers by approximately January 2017. We anticipate that we may spend up to $108,000 per month to employee officers and employees and up to $50,000 in payroll taxes.

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

Item 2. Properties

We do not own any real property. Our principal business offices are located at 222 West 6th Street, #400, San Pedro, CA 90731. We currently lease our space at rental payment of $941per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)
Quarter Ended	High	Low
April 30, 2016	$0.03	$0.013
January 31, 2016	$0.038	$0.005
October 31, 2015	$0.0389	$0.025
July 31, 2015	$0.032	$0.0182
April 30, 2015	$0.04	$0.02
January 31, 2015	$0.03	$0.01
October 31, 2014	$0.05	$0.02
July 31, 2014	$0.05	$0.03

(1) OTC Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.

As of July 31, 2016, the list of stockholders for our shares of common stock showed 35 registered stockholders and 117,611,170 shares of common stock outstanding.

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

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2016.

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

(1) Based on 10% of the issued and outstanding shares, as allowed under the Stock Option Plan, on April 30, 2016, less the number of options issued.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2016.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2016.

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

Not accounting for our working capital deficit as of April 30, 2016 of $3,340,923, we have estimated that we will require an additional $10,000/month  based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2016.

General and Administrative Expenses

We expect to spend approximately $600,000 during the twelve-month period ending April 30, 2017on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2017.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2017.

Results of Operations for the Years Ended April 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2016 and 2015.

Our operating results for the years ended April 30, 2016 and 2015 are summarized as follows:

	Year Ended
	April 30,
	2016	2015

Revenues	$647,416	$565,056
Cost of Goods Sold	$499,898	$468,848
Operating Expenses	$625,531	$721,088
Total Other (Income) Expense	$(103,486)	$(576,899)
Net Income (Loss)	$(581,499)	$(1,201,779)

Revenues

Our revenues for the year ended April 30, 2016 were $647,416, compared to our revenue for the year ended April 30, 2015, which were $565,056, representing an increase of $82,360. The increase in revenues for the year ended April 30, 2016 is directly related to our Company recognizing revenues under the completed contract method for all of 2016 where revenues were previously recognized under the percent completion method. In addition, in 2015 most of our contracts were based in the United States. In 2016, through our related party distributor we increased our international distribution. During 2016. we completed three projects, of which one represented approximately $547,000 in revenues. This project was significantly larger than the typical projection in which ranges from $100,000 to $350,000.

As of April 30, 2016, our Company had four outstanding projects which are being accounted for under the completed contract method. The recognition of revenues and costs are based upon the delivery of equipment and limited installation services. As of April 30, 2016, our Company has deferred revenues of $436,880 in connection with these four projects. Our Company expects to record the revenues and costs related to these projects in Q1 and Q2 of fiscal 2016. Our Company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Cost of Revenues

Our cost of revenues for the year ended April 30, 2016 were $499,898 (77% of revenues), compared to our cost of revenues for the year ended April 30, 2015, which were $468,848.  The increase in cost of revenues is directly related to our increase in revenues for the same period In addition, during the year ended April 30, 2015, our company cost overruns of $47,620 related to one of our company's projects.

As of April 30, 2016, our company had four projects which are being accounted for under the completed contract method as both are based upon the delivery of equipment and limited installation services. As of April 30, 2016, capitalized costs in connection with completed contract were $665,832. Future cost of sales may be impacted by the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

Our operating expenses for the years ended April 30, 2016 and 2015 are outlined in the table below:

	Year Ended
	April 30,
	2016	2015

Selling, general and administrative	$159,885	$299,140
Advertising, marketing and promotions	$2,046	$2,287
Consulting fees	$463,600	$419,100
Depreciation	$0	$561
Stock based compensation	$0	$0
Total Operating Expenses	$625,531	$721,088

The decrease in operating expenses for the year ended April 30, 2016, compared to the same period in fiscal 2015, was mainly due to decreases in selling, general and administrative expenses as we try to conserve working capital to fund our revenue producing operations.

Liquidity and Financial Condition

Working Capital

	April 30,	April 30,
	2016	2015
Current assets	$689,226	$792,376
Current liabilities	$4,030,149	$3,551,799
Working capital deficiency	$(3,340,923)	$(2,759,423)

As of April 30, 2016, our total current assets were $689,226 and our total current liabilities were $4,030,149 and we had a working capital deficit of $3,340,923. Our financial statements report a net loss of $581,500 for the year ended April 30, 2016, and a net loss of $1,201,779 for the year ended April 30, 2015.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		April 30, 2016		April 30, 2015

Net Cash (Used in) Operating Activities		$(115,216)		$(501,163)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$116,650		$484,800
Cash (decrease) increase during the year		$1,434		$(16,363)

We had cash in the amount of $22,409 as of April 30, 2016 as compared to $20,975 as of April 30, 2015. We had a working capital deficit of $3,340,923 as of April 30, 2016 compared to working capital deficit of $12,578,423 as of April 30, 2015. During fiscal 2016, we have funded operations primarily through cash flows generated through the sales of our water processing plants.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioshaft Water Technology, Inc.
Long Beach, California

We have audited the accompanying balance sheets of Bioshaft Water Technology, Inc., as of April 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioshaft Water Technology, Inc., as of April 30, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

Edina, MN
August 15, 2016

5201 Eden Avenue
SUITE 300
Edina, MN 55436

BIOSHAFT WATER TECHNOLOGY, INC.

BALANCE SHEETS

	April 30,	April 30,
	2016	2015
ASSETS
Current Assets
Cash	$22,409	$20,975
Accounts receivable, net allowance for doubtful accounts of $0 and $182,030, respectively	-	58,955
Other current assets	985	957
Deferred costs of goods sold	665,832	711,489
Total Current Assets	689,226	792,376

Property and equipment, net	-	-

Deposits	1,000	1,000

TOTAL ASSETS	$690,226	$793,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$593,573	$569,664
Accounts payable and accrued expenses - related party	1,152,119	831,583
Deferred revenue	354,686	370,419
Deferred revenue - related party	436,880	497,713
Accrued interest	159,051	65,230
Note payable	1,267,390	1,147,390
Related party notes payable	66,450	69,800
TOTAL LIABILITIES	4,030,149	3,551,799

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(23,743,132)	(23,161,632)
TOTAL STOCKHOLDERS' DEFICIT	(3,339,923)	(2,758,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$690,226	$793,376

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	April 30, 2016	April 30, 2015

REVENUES
Net revenue from projects	$16,764	$228,631
Net revenue from projects - related party	630,652	336,425
TOTAL REVENUES	647,416	565,056

COST OF REVENUES	499,898	468,848

GROSS PROFIT	147,518	96,208

OPERATING EXPENSES
Selling, general, and administrative	159,885	299,140
Advertising, marketing, and promotions	2,046	2,287
Consulting fees	463,600	419,100
Depreciation	-	561
TOTAL OPERATING EXPENSES	625,531	721,088

LOSS FROM OPERATIONS	(478,013)	(624,880)

OTHER INCOME (EXPENSE)
Interest expense	(103,486)	(102,757)
Loss on extinguishment	-	(474,142)
TOTAL OTHER INCOME (EXPENSE)	(103,486)	(576,899)

LOSS BEFORE PROVISION FOR INCOME TAXES	(581,500)	(1,201,779)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(581,500)	$(1,201,779)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.01)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	117,611,170	115,108,704
DILUTED	117,611,170	115,108,704

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Years Ended April 30, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2014	108,911,170	$108,911	$19,539,747	$(21,959,853)	$(2,311,195)

Stock and warrants in connection with extinguishment	5,000,000	5,000	494,551	-	499,551
Stock issued for cash	3,700,000	3,700	251,300	-	255,000
Net loss	-	-	-	(1,201,779)	(1,201,779)

Balance, April 30, 2015	117,611,170	117,611	20,285,598	(23,161,632)	(2,758,423)

Net loss	-	-	-	(581,500)	(581,500)

Balance, April 30, 2016	117,611,170	$117,611	$20,285,598	$(23,743,132)	$(3,339,923)

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(581,500)	$(1,201,779)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on extinguishment	-	474,142
Depreciation expense	-	561
Bad debt expense	25,456	115,363
Changes in operating assets and liabilities:
Accounts receivable	33,499	128,623
Deferred costs of goods sold	45,657	(478,137)
Prepaids and other assets	(28)	(957)
Accounts payable and accrued expenses	344,445	(71,925)
Accrued interest	93,821	92,628
Deferred revenues	(76,566)	440,318
Net cash used in operating activities	(115,216)	(501,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	120,000	160,000
Proceeds from related party notes payable	17,000	69,800
Repayments on related party notes payable	(20,350)	-
Proceeds from issuance of stock	-	255,000
Net cash provided by financing activities	116,650	484,800

Change in cash during the period	1,434	(16,363)
Cash at beginning of period	20,975	37,338
Cash at end of period	$22,409	$20,975

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13,922	$9,295
Cash paid for income taxes	$-	$800

NON-CASH TRANSACTIONS
Convertible notes payable and accrued interest exchanged for note payable	$-	$1,047,390
Stock and warrants issued in connection with extinguishment	$-	$499,551

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $23,743,132 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of April 30, 2016 and 2015, the fair value of short-term financial instruments including cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

During the year ended April 30, 2016, the Company excluded 1,000,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

During the year ended April 30, 2015, the Company excluded 6,100,000 common stock equivalents related to options outstanding as their effects would have been anti-dilutive.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is generated from contracts for projects. An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly evaluating the customer receivables and at times obtaining prepayments on contracts. During the years ended April 30, 2016 and 2015, the provisions for uncollectible accounts receivable was $0 and $182,030, respectively.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. No profit is recognized on change orders until they have been approved by the customer. During the years ended April 30, 2016 and 2015, the Company charged $0 and $47,620 to cost of revenues due to overruns on a project, respectively.

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. As of April 30, 2016 and 2015, the Company capitalized costs of $665,832 and $711,489 related to contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer, respectively. As of April 30, 2016 and 2015, $0 and $22,302 was included within deferred revenues in which related to contracts being accounted for under the percent completion method, respectively.

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

Product Warranty Costs

The Company provides warranties for certain products and maintains warranty reserves for estimated product warranty costs based upon the percent complete of the project. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. The following represents changes in the warranty reserve for the years ended April 30, 2016 and 2015:

	Year Ended
	April 30,	April 30,
	2016	2015
Beginning balance	$28,000	$24,000
Additions	18,706	4,000
Amortization / uses	(15,232)	--
Ending balance	$31,474	$28,000

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at April 30, 2016 and 2015.

New Accounting Pronouncements

In May 2014, and later amended in August 2015, the Financial Accounting Standards Board (“FASB”) issued new Accounting Standards Update (“ASU”) regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance and, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The guidance did not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

	April 30,	April 30,
	2016	2015

Computer equipment	$15,177	$15,177
Less: accumulated depreciation	(15,177)	(15,177)
Property and equipment, net	$--	$--

Depreciation expense was $561 and $1,123 for the years ended April 30, 2016 and 2015, respectively.

NOTE 4. LOANS PAYABLE

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Accrued Interest on Notes Payable

As of April 30, 2016 and 2015, accrued interest on the note payable above were approximately $159,051 and $65,230, respectively.

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

A summary of stock option for the years ended April 30, 2016 and 2015 and changes during the corresponding year are presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding April 30, 2014	6,100,000	$ 0.15	5.3
Granted	--	--	--
Canceled		0.15	7.8
Outstanding April 30, 2015	6,100,000	0.15	1.6
Granted	--	--	--
Canceled	(5,100,000)	--	--
Outstanding April 30, 2016	1,000,000	$ 0.15	0.6

All stock based compensation has been amortized as of April 30, 2016 and 2015.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting Contracts

As of April 30, 2016, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of April 30, 2016 and 2015 was $774,153 and $453,617, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of April 30, 2016 and 2015, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the years ended April 30, 2016 and 2015.

As of April 30, 2016 and 2015, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the years ended April 30, 2016 and 2015.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. During the years ended April 30, 2016 and 2015, the Company recorded $630,652 and $336,425 in revenues under these contracts, respectively. As of April 30, 2016 and 2015, the Company has recorded within deferred revenues - related party $436,880 and $497,713, respectively. These amount represents amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted. As of April 30, 2016 and 2015, the Company had $0 and $11,600 due from the related party recorded in accounts receivable, respectively. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

Promissory Note

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement and at various times, an additional $15,800 has been provided to the Company, bringing the total due to the related party as of April 30, 2016 and 2015 to $80,800 and $67,000, respectively. The proceeds were used to fund operations. The promissory note is technically in default although no demands for repayment have been made.

Sales of Common Stock

See Note 5 for discussion regarding sales of common stock to a related party.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. COMMITMENT AND CONTINGENCIES

Operating Leases

The Company currently leases office space on a year to year basis. Monthly rent charged in connection with this lease is approximately $800.

Contingency

On January 30, 2015, Citadel Services, Inc. (“Citadel”) filed a law suit in the Supreme Court of the State of New York, County of Chautauqua, naming the Company and one of its customers as defendants. In the complaint filed by Citadel, they claimed that the Company has breached the sub-contract between them by failing to pay $57,580 for materials and labor already furnished in connection with one of the Company's projects.  Citadel filed a mechanics lien on the project property for the same amount. In the complaint, Citadel requests judgment that Citadel is entitled to the outstanding amount and that the Company has breached the sub-contracts between them Citadel is also asking for costs and disbursements from the Company. As of April 30, 2016 and 2015, the Company has $57,580 included within accounts payable and accrued liabilities on the accompanying balance sheets.

NOTE 8. INCOME TAXES

The provision for income tax consists of the following for the years ended April 30:

	April 30,	April 30,
	2016	2015
Income tax benefit attributable to:
Net loss	$(197,710)	$(408,605)
Permanent differences	--	161,208
Valuation allowance	197,710	247,397
Net provision for income tax	$--	$--

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30:

	April 30,	April 30,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$8,218,936	$8,021,226
Valuation allowance	(8,218,936)	(8,021,226)
Net deferred tax asset	$--	$--

During the years ended April 30, 2016 and 2015, the valuation allowance increased by $197,710 and $247,397, respectively. At April 30, 2016, the Company had approximately $24,173,000 in federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2029 for federal purposes and 2019 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at April 30, 2016 and 2015, will not be fully realizable. In addition, since inception the Company has issued a significant amount of common stock for cash, services, etc. The Company has determined that due to the significant change in ownership, the historical NOLs may have been impaired due to IRS Section 382 limitations.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2012 through 2016 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2012 through 2016 and currently does not have any ongoing tax examinations.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of April 30, 2016, our company’s internal control over financial reporting was effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Imad Kamel Yassine	Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	68	August 14, 2007
Bashar Amin	President, Chief Executive Officer and Director	56	July 16, 2012
Zuhier Ahmed Zahran	Director	57	July 16, 2012

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2016, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Imad Kamel Yassine (1) Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director	2016 2015	180,000 180,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	180,000180,000
Bashar Amin(2) President, Chief Executive Officer and Director	2016 2015	120,000120,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	120,000120,000
Zuhier Ahmed Zahran(3) Director	2016 2015	Nil Nil	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	Nil Nil

(1)  Imad Kamel Yassine was appointed as our chief operating officer on September 18, 2007, as a director of our company on August 14, 2007 and as chief financial officer, secretary and treasurer of our company on September 10, 2008. As of April 30, 2016, the officer had $430,000 in accrued compensation due.

(2)

Bashar Amin was appointed as a director of our company on July 16, 2012 and as president and chief executive of our company on February 1, 2014. As of April 30, 2016, the officer had $308,651 in accrued compensation due.

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

Stock Options/SAR Grants

On August 15, 2011, we issued 1,000,000 options to Canadian Environmental Consulting, a company controlled by our director, Bashar Amin. The options vest at 83,333 shares per month for a period of 12 months on each monthly anniversary of the date of the option agreement, except that the vested amount of the 12th month of the vesting term shall be 83,337. The option agreement expired on August 1, 2016.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2016 and 2015 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2016.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to April 30, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2016. As of July 31, 2016, there were 117,611,170 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective February 1, 2014, we entered into a consulting agreement with Sustainable Water Corp., a company operated by our officer and director, Imad A. Yassine in his capacity as a consultant, and as chief operating officer and chief financial officer of our company. Under the terms of the consulting agreement, Sustainable Water Corp. will receive a monthly consulting fee of $15,000. The term of this agreement is for a period of two years, expiring on January 31, 2016. Currently, the agreement is continuing on a month to month basis.

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2016 ($)	2015 ($)
Audit Fees	25,000	25,000
Audit Related Fees	10,800	10,800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	35,800	35,800

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: August 15, 2016	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2016	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2016	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2016	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: August 15, 2016	/s/ Zuhier Ahmed Zahran
Zuhier Ahmed Zahran Director