Form 10-Q
period 2016-07-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2016-09-19
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,611,170 common shares issued and outstanding as of September 16, 2016.

BIOSHAFT WATER TECHNOLGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three-month period ended July 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Financial Statements of Bioshaft Water Technology, Inc.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	July 31,	April 31,
	2016	2016

ASSETS
Current Assets
Cash	$7,500	$22,409
Accounts receivable, net allowance for doubtful accounts of $0 and $182,030, respectively	-	-
Other current assets	941	985
Deferred costs of goods sold	827,832	665,832
Total Current Assets	836,273	689,226

Property and equipment, net	-	-

Deposits	1,000	1,000

TOTAL ASSETS	$837,273	$690,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$523,401	$593,573
Accounts payable and accrued expenses - related party	1,236,019	1,152,119
Deferred revenue	354,686	354,686
Deferred revenue - related party	723,496	436,880
Accrued interest	183,417	159,051
Note payable	1,267,390	1,267,390
Related party notes payable	62,619	66,450
TOTAL LIABILITIES	4,351,028	4,030,149

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(23,916,964)	(23,743,132)
TOTAL STOCKHOLDERS' DEFICIT	(3,513,755)	(3,339,923)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$837,273	$690,226

See accompanying notes to condensed financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2016	July 31, 2015

REVENUES
Net revenue from projects	$-	$13,764
Net revenue from projects - related party	-	-
TOTAL REVENUES	-	13,764

COST OF REVENUES	-	-

GROSS PROFIT	-	13,764

OPERATING EXPENSES
Selling, general, and administrative	46,180	51,697
Advertising, marketing, and promotions	2,702	218
Consulting fees	98,400	108,400
TOTAL OPERATING EXPENSES	147,282	160,315

LOSS FROM OPERATIONS	(147,282)	(146,551)

OTHER INCOME (EXPENSE)
Interest expense	(26,550)	(27,307)
TOTAL OTHER INCOME (EXPENSE)	(26,550)	(27,307)

LOSS BEFORE PROVISION FOR INCOME TAXES	(173,832)	(173,858)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(173,832)	$(173,858)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	117,611,170	117,611,170
DILUTED	117,611,170	117,611,170

See accompanying notes to condensed financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,832)	$(173,858)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	-	11,600
Changes in operating assets and liabilities:
Accounts receivable	-	(37,235)
Deferred costs of goods sold	(162,000)	(3,700)
Prepaids and other assets	44	260
Accounts payable and accrued expenses	38,094	(992)
Deferred revenues	286,616	133,030
Net cash used in operating activities	(11,078)	(70,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	50,000
Repayments on related party notes payable	(3,831)	-
Net cash provided by financing activities	(3,831)	50,000

Change in cash during the period	(14,909)	(20,895)
Cash at beginning of period	22,409	20,975
Cash at end of period	$7,500	$80

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,204	$4,272
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Convertible notes payable and accrued interest exchanged for note payable	$-	$-
Stock and warrants issued in connection with extinguishment	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2016, and the results of its operations and cash flows for the three months ended July 31, 2016. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operation results for the full year. For further information, refer to the financial statements and notes included in the Company's Form 10-K for the year ended April 30, 2016.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of July 31, 2016 and 2015, the fair value of short-term financial instruments including cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

During the three months ended July 31, 2016, the Company excluded 1,000,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

During the three months ended July 31, 2015, the Company excluded 6,100,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. As of July 31, 2016 and April 30, 2016, the Company capitalized costs of $827,832 and $665,832 related to contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer, respectively. As of July 31, 2016 and 2015, $0 and $22,302 was included within deferred revenues in which related to contracts being accounted for under the percent completion method, respectively.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Accrued Interest on Notes Payable

As of July 31, 2016 and April 30, 2016, accrued interest on the note payable above were approximately $183,417 and $159,051, respectively.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of July 31, 2016, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of July 31, 2016 and April 30, 2016 were $858,053 and $774,153, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of July 31, 2016 and April 30, 2016, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the three months ended July 31, 2016.

As of July 31, 2016 and April 30, 2016, another consultant, shareholder and officer of the Company is due a net $171,966 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the three months ended July 31, 2016.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. As of July 31, 2016 and April 30, 2016, the Company has recorded within deferred revenues - related party $723,496 and $436,880, respectively. These amount represents amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted. As of July 31, 2016 and April 30, 2016, the Company had $0 and $0, respectively, due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement and at various times, an additional $15,800 has been provided to the Company, bringing the total due to the related party as of July 31, 2016 and April 30, 2016 to $62,619 and $66,450, respectively. The proceeds were used to fund operations. The promissory note is technically in default although no demands for repayment have been made.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Summary

	Three Months Ended July 31,
	2016	2015
Total revenue	$-	$13,764

Cost of revenues	-	-
Total operating expenses	147,282	160,315
Total other (income) expense	26,550	27,307
Net loss	$(173,832)	$(173,858)

Revenues and Cost of Revenues

During the three months ended we earned revenues of $0, a decrease of $13,764, compared to the prior year's comparable period. The decrease in revenues for the three months ended July 31, 2016 is directly related to our Company recognizing revenues based upon the completed contract method. During the three months ended July 31, 2016, no projects were completed and thus no revenues were recognized.

During the current fiscal year, our Company has five projects which are being accounted for under the completed contract method as all are based upon the delivery of equipment and limited installation services. As of July 31, 2016, our Company has deferred revenues of $1,078,182 and deferred costs of $827,832 in connection with the five projects. Our Company expects to record the revenues and costs related to these projects in Q2 or Q3 of fiscal 2017. The Company's revenues will continue to be inconsistent until a pipeline of such contacts is established.

Expenses

	Three Months Ended July 31,
	2016	2015
Selling, general and administrative	$46,180	$51,697
Advertising, marketing and promotions	2,702	218
Consulting fees	98,400	108,400
Depreciation	-	-
Total operating expenses	$147,282	$160,315

Total operating expenses during the three months ended July 31, 2016 decreased as compared to the comparative period in 2015 primarily due to decreases in selling, general and administrative expenses, consulting fees and depreciation. The decrease in operating loss during the three months ended July 31, 2016 was primarily due to the Company's emphasis on reducing general and administrative costs and consulting fees. The comparable prior period includes salary paid to one additional consultant for which services were discontinued in the middle of fiscal 2016.

Liquidity and Financial Condition

Working Capital

As of July 31, 2016, our total current assets were $836,273 and our total current liabilities were $4,351,028 and we had a working capital deficit of $3,514,755.

Cash Flows

	Three Months Ended July 31,
	2016		2015
Net cash flows used in operating activities		$(11,078)		$(70,895)
Net cash flows provided by (used in) investing activities	$	Nil	$	Nil
Net cash flows provided by financing activities		$(3,831)		$50,000
Net decrease in cash during period		$(14,909)		$(20,895)

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

Not accounting for our working capital deficit of $3,514,755, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

As of July 31, 2016, our company has retained three (3) consultants which included Bashar Amin, our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: September 19, 2016	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 19, 2016	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)