Form 10-Q
period 2016-10-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2016-12-20
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,611,170 common shares issued and outstanding as of December 19, 2016.

BIOSHAFT WATER TECHNOLOGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month periods ended October 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	October 31,	April 30,
	2016	2016
ASSETS
Current Assets
Cash	$974	$22,409
Other current assets	941	985
Deferred costs of goods sold	1,240,575	665,832
Total Current Assets	1,242,490	689,226

Deposits	1,000	1,000

TOTAL ASSETS	$1,243,490	$690,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$725,912	$593,573
Accounts payable and accrued expenses - related party	1,321,050	1,152,119
Deferred revenue	354,686	354,686
Deferred revenue - related party	968,781	436,880
Accrued interest	244,662	159,051
Note payable	1,267,390	1,267,390
Related party notes payable	59,321	66,450
TOTAL LIABILITIES	4,941,802	4,030,149

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(24,101,521)	(23,743,132)
TOTAL STOCKHOLDERS' DEFICIT	(3,698,312)	(3,339,923)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,243,490	$690,226

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

REVENUES
Net revenue from projects	$7,000	$633,652	$7,000	$647,416
TOTAL REVENUES	7,000	633,652	7,000	647,416

COST OF REVENUES	-	494,583	-	494,583

GROSS PROFIT	7,000	139,069	7,000	152,833

OPERATING EXPENSES
Selling, general, and administrative	32,173	38,475	78,353	90,172
Advertising, marketing, and promotions	540	300	3,242	518
Consulting fees	98,400	120,900	196,800	229,300
TOTAL OPERATING EXPENSES	131,113	159,675	278,395	319,990

LOSS FROM OPERATIONS	(124,113)	(20,606)	(271,395)	(167,157)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(60,444)	(26,041)	(86,994)	(53,348)
TOTAL OTHER INCOME (EXPENSE)	(60,444)	(26,041)	(86,994)	(53,348)

LOSS BEFORE PROVISION FOR INCOME TAXES	(184,557)	(46,647)	(358,389)	(220,505)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(184,557)	$(46,647)	$(358,389)	$(220,505)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	117,611,170	117,611,170	117,611,170	117,611,170

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	October 31, 2016	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(358,389)	$(220,505)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	-	11,600
Changes in operating assets and liabilities:
Accounts receivable	-	(13,856)
Deferred costs of goods sold	(574,743)	478,814
Prepaids and other assets	44	82
Accounts payable and accrued expenses	301,270	61,299
Accrued interest	85,611	46,388
Deferred revenues	531,901	(466,091)
Net cash used in operating activities	(14,306)	(102,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	100,000
Proceeds from related party notes payable	13,458	3,000
Repayments on related party notes payable	(20,587)	-
Net cash provided by (used in) financing activities	(7,129)	103,000

Change in cash during the year	(21,435)	731
Cash at beginning of year	22,409	20,975
Cash at end of year	$974	$21,706

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,204	$6,960
Cash paid for income taxes	$822	$-

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has used cash flows from operations and incurred net losses of approximately $24 million since inception.  The Company currently has limited liquidity, and does not yet have sufficient revenues to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors cause significant doubt regarding the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2016, and the results of its operations and cash flows for the three and six months ended October 31, 2016. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operation results for the full year. For further information, refer to the financial statements and notes included in the Company's Form 10-K for the year ended April 30, 2016.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of October 31, 2016 and April 30, 2016, the fair value of short-term financial instruments including cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

During the three and six months ended October 31, 2016, the Company excluded 1,000,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

During the three and six months ended October 31, 2015, the Company excluded 2,100,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

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

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. As of October 31, 2016 and April 30, 2016, the Company capitalized costs of $1,240,575 and $665,832 related to contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer, respectively. As of October 31, 2016 and April 30, 2016, $0 and $0 was included within deferred revenues in which related to contracts being accounted for under the percent completion method, respectively.

New Accounting Pronouncements

In May 2014, and later amended in August 2015, the FASB issued new Accounting Standards Update (“ASU”) regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance and, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In August 2014, the FASB issued ASU” No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

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

NOTE 3 - LOANS PAYABLE

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due October 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by October 7, 2015, which was not the case, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment, the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants was contingent upon a future event, the value was taken into consideration in the loss calculation as the holder didn't have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such.

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

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

$25,000 Notes Payables

On September 22, 2015 and October 28, 2015, the Company secured two $25,000 notes payable with the same party as discussed above, accruing interest at 7.5% per annum being due September 22, 2016 and October 28, 2015, respectively. The $50,000 in total proceeds were used for operating purposes.

$20,000 Notes Payable

On December 16, 2015, the Company secured a $20,000 notes payable with the same party as discussed above, accruing interest at 7.5% per annum being due December 16, 2016. The proceeds were used for operating purposes.

Accrued Interest on Notes Payable

As of October 31, 2016 and April 30, 2016, accrued interest on the note payable above were approximately $244,662 and $159,051, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of October 31, 2016, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of October 31, 2016 and April 30, 2016 were $943,082 and $774,153, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of October 31, 2016 and April 30, 2016, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the three and six months ended October 31, 2016.

As of October 31, 2016 and April 30, 2016, another consultant, shareholder and officer of the Company is due a net $171,968 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the three and six months ended October 31, 2016.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. As of October 31, 2016 and April 30, 2016, the Company has recorded within deferred revenues - related party of $968,781 and $436,880, respectively. These amounts represent amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted. As of October 31, 2016 and April 30, 2016, the Company had $0 and $0, respectively, due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement and at various times, additional monies have been provided to the Company, bringing the total due to the related party as of October 31, 2016 and April 30, 2016 to $59,321 and $66,450, respectively. The proceeds were used to fund operations. The promissory note is technically in default although no demands for repayment have been made.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Contingency

On January 30, 2015, Citadel Services, Inc. (“Citadel”) filed a law suit in the Supreme Court of the State of New York, County of Chautauqua, naming the Company and one of its customers as defendants. In the complaint filed by Citadel, they claimed that the Company has breached the sub-contract between them by failing to pay $57,580 for materials and labor already furnished in connection with one of the Company’s projects. Citadel filed a mechanics lien on the project property for the same amount. In the complaint, Citadel requests judgement that Citadel is entitled to the outstanding amount and that the Company has breached the sub-contracts between them. Citadel is also asking for costs and disbursements from the Company. As of October 31, 2016 and April 30, 2016, the Company has $57,580 included within accounts payable and accrued liabilities on the accompanying balance sheet.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Summary

	Three Months Ended October 31,
	2016	2015
Total revenue	$7,000	$633,652

Cost of revenues	-	494,583
Total operating expenses	131,113	159,675
Total other (income) expense	60,444	26,041
Net loss	$(184,557)	$(46,647)

Six Months Summary

	Six Months Ended October 31,
	2016	2015
Total revenue	$7,000	$647,416

Cost of revenues	-	494,583
Total operating expenses	278,395	319,990
Total other (income) expense	86,994	53,348
Net loss	$(358,389)	$(220,505)

Revenues and Cost of Revenues

During the three months ended we earned revenues of $7,000, a decrease of $626,652, compared to the prior year's comparable period. The Company recognizes revenues based upon the completed contract method. During the three months ended October 31, 2016, no projects were completed and thus very little revenues were recognized. The only revenues from the period result from a consulting services.

During the six months ended we earned revenues of $7,000, a decrease of $640,416, compared to the prior year's comparable period. The Company recognizes revenues based upon the completed contract method. During the three months ended October 31, 2016, no projects were completed and thus very little revenues were recognized. The only revenues from the period result from a consulting contract.

During the current fiscal year, our Company has seven projects which are being accounted for under the completed contract method as all are based upon the delivery of equipment and limited installation services. As of October 31, 2016, our Company has deferred revenues of $1,323,467 and deferred costs of $1,240,575 in connection with the seven projects. Our Company expects to record the revenues and costs related to these projects in Q3 or Q4 of fiscal 2017. The Company's revenues will continue to be inconsistent until a pipeline of such contracts is established.

Expenses

	Three Months Ended October 31,
	2016	2015
Selling, general and administrative	$32,173	$38,475
Advertising, marketing and promotions	540	300
Consulting fees	98,400	120,900
Depreciation	-	-
Total operating expenses	$131,113	$159,675

	Six Months Ended October 31,
	2016	2015
Selling, general and administrative	$78,353	$90,172
Advertising, marketing and promotions	3,242	518
Consulting fees	196,800	229,300
Depreciation	-
Total operating expenses	$278,395	$319,990

Total operating expenses during the three and six months ended October 31, 2016 decreased as compared to the comparative period in 2015 primarily due to decreases in selling, general and administrative expenses, consulting fees and depreciation. The decrease in operating loss during the three and six months ended October 31, 2016 was primarily due to the Company's emphasis on reducing general and administrative costs and consulting fees. The comparable prior period includes salary paid to one additional consultant for which services were discontinued in the middle of fiscal 2016.

Liquidity and Financial Condition

Working Capital

As of October 31, 2016, our total current assets were $1,243,490 and our total current liabilities were $4,941,802 and we had a working capital deficit of $3,699,312.

Cash Flows

	Six Months Ended October 31,
	2016	2015
Net cash flows used in operating activities	$(14,306)	$(102,269)
Net cash flows provided by (used in) investing activities	-	-
Net cash flows provided by (used) financing activities	(7,129)	103,000
Net decrease in cash during period	$(21,435)	$731

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

Plan of Operation

During the next twelve-month period, we intend to:

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

Not accounting for our working capital deficit of $3,699,312, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

As of October 31, 2016, our company has retained three (3) consultants which included Bashar Amin, our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

BIOSHAFT WATER TECHNOLOGY, INC.

Date: December 20, 2016	By:	/s/ Bashar Amin
Bashar Amin President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 20, 2016	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)