Form 10-Q
period 2017-01-31
BIOSHAFT WATER TECHNOLOGY, INC.
filed 2017-04-10
CIK 1365784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,611,170 common shares issued and outstanding as of March 22, 2017.

BIOSHAFT WATER TECHNOLOGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended January 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	January 31,	April 30,
	2017	2016

ASSETS
Current Assets
Cash	$1,754	$22,409
Other current assets	199	985
Deferred costs of goods sold	1,036,925	665,832
Total Current Assets	1,038,878	689,226

Deposits	1,000	1,000

TOTAL ASSETS	$1,039,878	$690,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$660,487	$593,573
Accounts payable and accrued expenses - related party	1,339,219	1,152,119
Deferred revenue	354,686	354,686
Deferred revenue - related party	887,978	436,880
Accrued interest	292,844	159,051
Note payable	1,267,390	1,267,390
Related party notes payable	59,710	66,450
TOTAL LIABILITIES	4,862,314	4,030,149

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 117,611,170 and 117,611,170 issued and outstanding, respectively	117,611	117,611
Additional paid-in capital	20,285,598	20,285,598
Accumulated deficit	(24,225,645)	(23,743,132)
TOTAL STOCKHOLDERS' DEFICIT	(3,822,436)	(3,339,923)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,039,878	$690,226

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

REVENUES
Net revenue from projects	$-	$-	$7,000	$647,416
Net revenue from projects - related party	336,490	-	336,490	-
TOTAL REVENUES	336,490	-	343,490	647,416

COST OF REVENUES	283,034	170	283,034	494,753

GROSS PROFIT	53,456	(170)	60,456	152,663

OPERATING EXPENSES
Selling, general, and administrative	25,750	29,053	104,103	119,225
Advertising, marketing, and promotions	252	1,176	3,494	1,694
Consulting fees	102,011	120,900	298,811	350,200
TOTAL OPERATING EXPENSES	128,013	151,129	406,408	471,119

LOSS FROM OPERATIONS	(74,557)	(151,299)	(345,952)	(318,456)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(49,567)	(25,310)	(136,561)	(78,658)
TOTAL OTHER INCOME (EXPENSE)	(49,567)	(25,310)	(136,561)	(78,658)

LOSS BEFORE PROVISION FOR INCOME TAXES	(124,124)	(176,609)	(482,513)	(397,114)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(124,124)	$(176,609)	$(482,513)	$(397,114)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,611,170	117,611,170	117,611,170	117,611,170

See accompanying notes to financial statements

BIOSHAFT WATER TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2017	January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(482,513)	$(397,114)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	-	11,600
Changes in operating assets and liabilities:
Accounts receivable	-	(13,856)
Deferred costs of goods sold	(371,093)	416,852
Prepaids and other assets	786	82
Accounts payable and accrued expenses	254,014	149,734
Accrued interest	133,793	70,727
Deferred revenues	451,098	(389,591)
Net cash used in operating activities	(13,915)	(151,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	120,000
Proceeds from related party notes payable	44,949	11,000
Repayments on related party notes payable	(51,689)	-
Net cash provided by (used in) financing activities	(6,740)	131,000

Change in cash during the year	(20,655)	(20,566)
Cash at beginning of year	22,409	20,975
Cash at end of year	$1,754	$409

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,204	$6,960
Cash paid for income taxes	$822	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2017, and the results of its operations and cash flows for the three and nine months ended January 31, 2017. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operation results for the full year. For further information, refer to the financial statements and notes included in the Company's Form 10-K for the year ended April 30, 2016.

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

The Company discloses the estimated fair value for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2017 and April 30, 2016, the fair value of short-term financial instruments including cash, prepaid expenses, accounts receivable, accounts payable and accrued expenses, costs in excess of billings on uncompleted projects, billings in excess of costs and estimated earnings on uncompleted projects, and accrued interest approximates book value due to their short-term maturity. The fair value of property and equipment is estimated to approximate its net book value. The fair value of debt obligations, other than convertible loans payable approximates their face values due to their short-term maturities and/or the variable rates of interest associated with the underlying obligation.

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

During the three and nine months ended January 31, 2017, the Company excluded 1,000,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

During the three and nine months ended January 31, 2016, the Company excluded 2,100,000 common stock equivalents related to options outstanding and 30,000,000 common stock equivalents related to warrants outstanding as their effects would have been anti-dilutive.

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

The asset, deferred costs of goods sold, represents costs incurred on current projects which have not been allocated to the particular project or the contract has not been completed and typically relate to deposits paid or incurred to third party vendors in which the services and or equipment has not been provided. As of January 31, 2017 and April 30, 2016, the Company capitalized costs of $1,036,925 and $665,832 related to contracts in which expenditures had been made but the equipment had not been delivered or accepted by the end customer, respectively. As of January 31, 2017 and April 30, 2016, $0 and $0 was included within deferred revenues in which related to contracts being accounted for under the percent completion method, respectively.

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

NOTE 3 - LOANS PAYABLE

$1,047,390 Note Payable

On August 21, 2014, the Company was notified that the $60,000 advance, $500,000 convertible note payable and $25,000 secured note payable and accrued interest of $487,799 on such was sold by the holder to a related entity of the holder. On August 21, 2014, the Company entered into a note agreement for $1,047,390. Under the terms of the agreement, the note incurs interest at 7.5% per annum, the holder received 5,000,000 bonus shares of common stock and is due October 7, 2015. In addition, if the Company does not raise $5.0 million in equity capital by October 7, 2015, which was not the case, the holder will receive 30,000,000 warrants to purchase shares of the Company's common stock at $0.025 per share. In connection with the new agreement, the $500,000 convertible note and accrued interest on such is no longer convertible into common stock and warrants to purchase 10,000,000 shares of common stock held by the current holder, which were received in connection with a previous transaction, were cancelled. The Company accounted for the transaction as an extinguishment due to the significant change in the future expected cash flows, which was in excess of 10%, due to the change in interest rate, removal of the conversion feature, cancelation of warrants and issuance of 5,000,000 shares of common stock. The total loss recorded in connection with this extinguishment was $474,142. In determining the loss on extinguishment, the Company determined the fair market value of the beneficial conversion feature, warrants and shares of common stock on August 21, 2014. Although, the issuance of the 30,000,000 million warrants was contingent upon a future event, the value was taken into consideration in the loss calculation as the holder didn't have a performance commitment to receive such shares and the Company viewed the raising of capital as a market condition to receiving such. This note as well as the others held by the holder were combined into a single note as disclosed below.

$100,000 Note Payable

On December 24, 2014, the Company secured a $100,000 note payable, accruing interest at 7.5% per annum being due December 24, 2015. The proceeds were used for operating purposes. The loan payable is with the same party as the $1,047,390 note payable disclosed above. This note as well as the others held by the holder were combined into a single note as disclosed below.

$50,000 Note Payable

On June 9, 2015, the Company secured a $50,000 note payable, accruing interest at 7.5% per annum being due June 9, 2016. The proceeds were used for operating purposes. The loan payable is with the same party as the $1,047,390 note payable disclosed above. This note as well as the others held by the holder were combined into a single note as disclosed below.

$25,000 Notes Payables

On September 22, 2015 and October 28, 2015, the Company secured two $25,000 notes payable with the same party as discussed above, accruing interest at 7.5% per annum being due September 22, 2016 and October 28, 2015, respectively. The $50,000 in total proceeds were used for operating purposes. This note as well as the others held by the holder were combined into a single note as disclosed below.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

$20,000 Notes Payable

On December 16, 2015, the Company secured a $20,000 notes payable with the same party as discussed above, accruing interest at 7.5% per annum being due December 16, 2016. The proceeds were used for operating purposes. This note as well as the others held by the holder were combined into a single note as disclosed below.

Combination of Notes Payable

In January 2016, the holder of the notes disclosed above consolidated all the notes into one single note with a principal balance of $1,267,390. The note incurs interest at 7.5% per annum and is due on demand. The terms of the combined note weren't different than the stand alone notes and thus no additional accounting was required.

Accrued Interest on Notes Payable

As of January 31, 2017 and April 30, 2016, accrued interest on the note payable above was approximately $292,844 and $159,051, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting Contracts

As of January 31, 2017, the Company has consulting contracts with three related parties for total annual compensation of $393,600. Total amounts due to these related parties, including reimbursable expenses, as of January 31, 2017 and April 30, 2016 were $961,251 and $774,153, respectively. The amounts are included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.

As of January 31, 2017 and April 30, 2016, a former officer and current shareholder of the Company is due $206,000 for prior consulting services performed which is included in accounts payable and accrued expenses - related parties on the accompanying balance sheets.  There were no payments made on this obligation during the three and nine months ended January 31, 2017.

As of January 31, 2017 and April 30, 2016, another consultant, shareholder and officer of the Company is due a net $171,968 which is included within accounts payable and accrued expenses - related parties on the accompanying balance sheets. There were no payments made on this obligation during the three and nine months ended January 31, 2017.

Revenues

From time to time, the Company enters into contracts with an entity controlled by a board member to provide waste water plants. These contracts are typically for waste water plants located in the middle east in which the board member's company has operations. Under these contracts, the Company supplies completed waste water treatment units and the customer performs the installation. As of January 31, 2017 and April 30, 2016, the Company has recorded within deferred revenues - related party of $887,978 and $436,880, respectively. These amounts represent amounts in which have been received from the related party but the revenue has not been recognized as the equipment has not been delivered or accepted. As of January 31, 2017 and April 30, 2016, the Company had $0 and $0, respectively, due from the related party recorded in accounts receivable. The Company typically records revenues and expenses in connection with these contracts using the completed contract method as their services primarily relate to the sale of equipment to the related party. The related party is typically responsible for the installation and management of the project. The Company recognizes revenues and costs when acceptance of the waste water plants are received.

BIOSHAFT WATER TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Loans Payable

In July 2014, the Company entered into a promissory note for $65,000 with an entity controlled by a significant shareholder and a member of the board of directors. The promissory note incurs interest at 15% per annum, compounding monthly, with principal and interest due July 25, 2015.  Subsequent to this agreement and at various times, additional monies have been provided to the Company, bringing the total due to the related party as of January 31, 2017 and April 30, 2016 to $59,710 and $66,450, respectively. The proceeds were used to fund operations. The promissory note is technically in default although no demands for repayment have been made.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Contingency

On January 30, 2015, Citadel Services, Inc. (“Citadel”) filed a law suit in the Supreme Court of the State of New York, County of Chautauqua, naming the Company and one of its customers as defendants. In the complaint filed by Citadel, they claimed that the Company has breached the sub-contract between them by failing to pay $57,580 for materials and labor already furnished in connection with one of the Company’s projects. Citadel filed a mechanics lien on the project property for the same amount. In the complaint, Citadel requests judgment that Citadel is entitled to the outstanding amount and that the Company has breached the sub-contracts between them. Citadel is also asking for costs and disbursements from the Company. As of January 31, 2017 and April 30, 2016, the Company has $56,562 included within accounts payable and accrued liabilities on the accompanying balance sheet.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Summary

	Three Months Ended January 31,
	2017	2016
Total revenue	$336,490	$-

Cost of revenues	283,034	170
Total operating expenses	128,013	151,129
Total other (income) expense	49,567	25,310
Net loss	$(124,124)	$(176,609)

Nine Months Summary

	Nine Months Ended January 31,
	2017	2016
Total revenue	$343,490	$647,416

Cost of revenues	283,034	494,753
Total operating expenses	406,408	471,119
Total other (income) expense	136,561	78,658
Net loss	$(482,513)	$(397,114)

Revenues and Cost of Revenues

During the three months ended we earned revenues of $336,490, an increase of $336,490, compared to the prior year's comparable period. The Company recognizes revenues based upon the completed contract method. During the three months ended January 31, 2017, two projects were completed to which the revenues were recognized. During the three months ended January 31, 2016, no projects were completed and thus no revenues were recognized.

During the nine months ended we earned revenues of $343,490, a decrease of $303,926, compared to the prior year's comparable period. The Company recognizes revenues based upon the completed contract method. During the nine months ended January 31, 2017, two projects were completed and thus the revenues were recognized.

As of January 31, 2017, our Company has five projects which are being accounted for under the completed contract method as all are based upon the delivery of equipment and limited installation services. During Q3, our Company recorded revenues related to two projects which provided four pieces of equipment. As of January 31, 2017, our Company has deferred revenues of $1,242,664 and deferred costs of $1,036,925 in connection with the five projects. Our Company expects to record the revenues and costs related to these projects in Q4 of fiscal 2017 or Q1 of fiscal 2018. The Company's revenues will continue to be inconsistent until a pipeline of such contracts is established.

Expenses

	Three Months Ended January 31,
	2017	2016
Selling, general and administrative	$25,750	$29,053
Advertising, marketing and promotions	252	1,176
Consulting fees	102,011	120,900
Total operating expenses	$128,013	$151,129

	Nine Months Ended January 31,
	2017	2016
Selling, general and administrative	$104,103	$119,225
Advertising, marketing and promotions	3,494	1,694
Consulting fees	298,811	350,200
Total operating expenses	$406,408	$471,119

Total operating expenses during the three and nine months ended January 31, 2017 decreased as compared to the comparative period in 2016 primarily due to decreases in selling, general and administrative expenses, consulting fees and depreciation. The decrease in operating loss during the three and nine months ended January 31, 2017 was primarily due to the Company's emphasis on reducing general and administrative costs and consulting fees. The comparable prior period includes salary paid to one additional consultant for which services were discontinued in the middle of fiscal 2016.

Liquidity and Financial Condition

Working Capital

As of January 31, 2017, our total current assets were $1,038,878 and our total current liabilities were $4,862,314 and we had a working capital deficit of $3,823,436.

Cash Flows

	Nine Months Ended January 31,
	2017	2016
Net cash flows used in operating activities	$(13,915)	$(151,566)
Net cash flows provided by (used in) investing activities	-	-
Net cash flows provided by (used) financing activities	(6,740)	131,000
Net decrease in cash during period	$(20,655)	$(20,566)

The decrease in cash used in operating activities primarily relates to our continued net loss from operations as cash flows generated from operations is not yet sufficient enough to cover our expenditures. The decrease in cash flow from financing activities is a direct result of proceeds from notes payable and proceeds from related party notes payable in the prior year where as in the current year the Company has relied upon proceeds from related parties.

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

Not accounting for our working capital deficit of $3,823,436, we have estimated that we will require an additional $2,770,000 based on our projected cash flow from existing and future revenues to carry out our business plan for the next twelve months. In the event we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising any required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

Employees

As of January 31, 2017, our company has retained three (3) consultants which included Bashar Amin, our president, chief executive officer and director, Imad Kamel Yassine, our chief operating officer, chief financial officer, secretary, treasurer and director.

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

10.2	Patent Assignment Agreement dated September 18, 2007 between Hans Bio Shaft Limited and our company (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2007)
10.3	Stock Option Plan of our company dated December 15, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 17, 2008)
10.4	Loan Agreement made as of August 6, 2008 between our company and Premier Financial and Marketing Co. Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 12, 2008)

Exhibit Number	Description
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
10.13

Non-Disclosure Agreement made as of JulyOctober 1, 2012 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 14, 2012)

10.14

International Distribution Agreement made as of October 15, 2012 between our company and Zuhier Ahmad Zahran & Co. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 21, 2012)

10.15	Consulting Agreement made as of October 1, 2013 between our company and Hydro E+, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)
10.16

Consulting Agreement made as of October 1, 2013 between our company and Canadian Environmental Designers, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 23, 2013)

10.17	Consulting Agreement made as of February 1, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 14, 2014)
10.18

Assignment Agreement dated October 7, 2014 between our company, Six Capital Ltd. and Premier Financial and Marketing Co. Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)

10.19	Loan Agreement dated October 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.20	Promissory Note dated October 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.21	General Security Agreement dated October 7, 2014 between our company and Six Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.22	Promissory Note dated October 23, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)
10.23	Promissory Note dated October 25, 2014 between our company and Sustainable Water Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 15, 2014)

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct dated effective October 1, 2008 (incorporated from our Annual Report on Form 10-KSB/A filed on August 14, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSHAFT WATER TECHNOLOGY, INC.

Date: April 10, 2017	By:	/s/ Bashar Amin
Bashar Amin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 10, 2017	By:	/s/ Imad Kamel Yassine
Imad Kamel Yassine
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)